Form 10QSB
period 2005-03-31
Planning Force, Inc.
filed 2005-05-13
CIK 1310753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 333-121598
Planning Force, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-1568015 (I.R.S. Employer Identification No.)

703 East 27th Ave. Spokane, Washington (Address of principal executive offices)	99203 (Zip Code)

(509) 747-2064 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,460,000

PLANNING FORCE, INC.

(A Development Stage Company)

INDEX TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Balance Sheet as of March 31, 2005 (Unaudited)	4
Condensed Statements of Operations for the three months ended
March 31, 2005 with Cumulative Totals Since Inception (Unaudited)	5
Condensed Statements of Cash Flow for the three months ended
March 31, 2005 with Cumulative Totals Since Inception (Unaudited)	6
Notes to Condensed Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Plan of Operation	11
Item 3. Controls and Procedures	13
PART II - OTHER INFORMATION
Item 6. Exhibits	14
SIGNATURES	15

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form SB-2 previously filed with the Commission on December 23, 2004, and subsequent amendments made thereto.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET (UNAUDITED)

MARCH 31, 2005

ASSETS

Current Asset:
Cash and cash equivalents	$13,652

Total Current Asset	13,652

Fixed assets, net of depreciation	1,394

TOTAL ASSETS	$15,046

LIABILITY AND STOCKHOLDERS' EQUITY

LIABILITY
Current Liability:
Accounts payable	$-

Total Current Liability	-

Total Liability	-

STOCKHOLDERS' EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
10,460,000 shares issued and outstanding	10,460
Stockholders' equity	22,540
Deficit accumulated during the development stage	(17,954)

Total Stockholders' Equity	15,046

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY	$15,046

The accompanying notes are an integral part of these condensed financial statements.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	For the three	Cumulative totals
	months ended	August 31, 2004 (inception) through
	March 31, 2005	March 31, 2005
OPERATING REVENUES
Sales	$-	$-

COST OF SALES	-	-

GROSS PROFIT (LOSS)	-	-

OPERATING EXPENSES
Professional fees	3,851	11,554
General and administrative expenses	5,821	6,246
Depreciation	77	154
Total Operating Expenses	9,749	17,954

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(9,749)	(17,954)
Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(9,749)	$(17,954)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	10,460,000

NET LOSS PER COMMON SHARES OUTSTANDING	$0.00

The accompanying notes are an integral part of these condensed financial statements.

PLANNING FORCE, INC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	For the three	January 31, 2001
	months ended	(Inception) to
	March 31, 2005	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,749)	$(17,955)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	77	154

Total adjustments	77	154

Net cash (used in) operating activities	(9,672)	(17,801)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(1,547)

Net cash (used in) investing activities	-	(1,547)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	-	33,000

Net cash provided by financing activities	-	33,000

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	(9,672)	13,652

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	23,324	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,652	$13,652

The accompanying notes are an integral part of these condensed financial statements.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

Planning Force, Inc. (the "Company"), a development stage company, was incorporated in the State of Nevada on August 31, 2004.  Planning Force, Inc. (PFI) is an event planning company specializing in corporate customers.  PFI will offer two types of services, retreat training services as well as product launch event planning.  The retreat training services will be either leadership development training or teaming skills training.  For both types of retreats, PFI can take care of the planning of the event, as well as actually hosting the training through the use of one of PFI's strategic business partners.

The corporate market for event planning is steady and profitable.  For some large companies, economic downturns mean cuts in training.  This is, however, only the case for shortsighted companies.  The benchmark companies may trim down the workforce during a downturn, but they do not cut funds for training.  They recognize that investing in human resources is always a good investment.  Additionally, even in economic downturns, companies still have product launches and will still need someone to organize these events.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005

(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Year End

The Company is a December 31 year end.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to business planning, research and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the  raising of capital.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institutions that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company's financial instruments are all carried at amounts that approximate their estimated fair value as of March 31, 2005.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005

(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The provision for income taxes includes the tax effects of transactions reported in the financial statements. Deferred taxes would be recognized for differences between the basis for assets and liabilities for financial statement and income tax purposes. The major difference relate to the net operating loss carryforwards generated by sustaining deficits during the development stage.

Earnings (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

Advertising Costs

Advertising and promotions costs are expensed as incurred.  The Company incurred no such expenses since inception.

NOTE 3 - STOCKHOLDERS' EQUITY

On August 31, 2004 the Company was formed with one class of common stock, par value $.001. The Company authorized 100,000,000 shares of common stock.

In September 2004, the Company issued 10,000,000 shares of stock to its officer for cash of  $10,000.

In November 2004, the Company issued 460,000 shares of common stock at $.05 per share for $23,000. These shares were issued in accordance with their Private Placement Memorandum dated October 1, 2004.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

MARCH 31, 2005

(UNAUDITED)

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period August 31, 2004 (Inception) through March 31, 2005. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

Management believes that the Company's capital requirements will depend on many factors including the success of the Company's product development efforts. Management's plans include marketing of their services and establishment of key management personnel to support the business plan. With the business plan being followed, Management believes along with working capital being raised that the operations and sales will make the Company a viable entity over the next 12 months.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At March 31, 2005, deferred tax assets consist of the following:

Net operating loss carryforwards            $5,386

Less:  valuation allowance

                       (5,386)

                                                              $        -0-

At March 31, 2005, the Company had accumulated deficits during the development stage of  $17,954 available to offset future taxable income through 2021.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Item 2. Management's Discussion

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Planning Force, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Planning Force's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Management's Discussion and Analysis

We were incorporated on August 31, 2004, and have begun our planned principal operations.  Our efforts to date have focused primarily on formation and organization of our company, obtaining seed capital and setting for a business plan.  We have generated no revenues from our inception through March 31, 2005.

Total expenses for the three months ended March 31, 2005 were $9,749, consisting of professional fees in the amount of $3,851, general and administrative expenses totaling $5,821 and depreciation of $77.  Total expenses since our inception to March 31, 2004, we incurred professional fees in the amount of $11,544, $6,246 worth of general and administrative expenses and depreciation in the amount of $154 for aggregate expenses of $17,954.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and level of revenues, we have incurred net losses since our inception.  For the three months ended March 31, 2005, our net loss was $9,749.  From the date of our inception to March 31, 2005, we had a cumulative deficit of $17,954.  We do not anticipate maximizing income during the remainder of fiscal year 2005 because we have not fully begun our planned principal operations.

Since our incorporation, we have raised capital through private sales of our common equity.  In September 2004, we issued 10,000,000 shares of our common stock to Julie Morin, an officer and director, in exchange for cash in the amount of $10,000.  Additionally, we sold an aggregate of 460,000 shares of our common stock to 23 shareholders for cash proceeds of $23,000.

We believe that our cash on hand as of March 31, 2005 of $13,652 is sufficient to continue operations through the fiscal year ending December 31, 2005.  However, we do not anticipate that our cash on hand will be sufficient for the next 12 months unless we are able to generate significant revenues or obtain additional capital infusions.  We currently do not have any recurring financial obligations that require immediate capital to finance.  We expect to have negative cash flows for the fiscal year 2005.  We may need to raise additional capital by issuing equity or debt securities in exchange for cash within the next 12 months.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  Additionally, we do not believe that our business is subject to seasonal factors.  Our management does not expect to incur costs related to research and development.  We currently do not own any significant plant or equipment that we would seek to sell in the near future.  Our management does not anticipate the need to hire additional full- or part- time employees

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our sole officer and director appear sufficient at this time.  Our sole officer and director works for us on a part-time basis, and is prepared to devote additional time, as necessary.  To date, Ms. Morin has established affiliate relationships with three vendors, contracted and consulted for development of an Internet site and raised capital in a private placement.  Thus, we believe that the services provided by our sole officer and director are sufficient to manage our current operations.  We plan to outsource hosting and management of potential corporate events and retreats, thus our management's responsibilities are mainly administrative.  While we believe that the addition of employees is not required over the next 12 months, we may decide to contract an event and retreat planner to assist us in executing and marketing our business.  Such individual will be paid on a contractual basis, will work with us part-time and will not be considered a salaried employee.  Thus, these representatives are not intended to be employees of our company.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations.  Additionally, we do not believe that our business is subject to seasonal factors.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We have not paid for expenses on behalf of any of our directors.  Additionally, we believe that this fact shall not materially change.

Plan of Operation

Planning Force intends to focus its efforts on establishing a base of operations in the event planning and leadership training business for corporate customers.  In order to offer potential clients a range of services to accommodate their needs, we intend to enter into affiliate relationships with various vendors.  PFI expects to continue to build the following relationships:

1.

Venues:  As part of our service package, we will source the venue to host corporate events and retreats based upon each client's requirements and budget.  To assist clients in their venue decision, we plan to develop affiliate relationships with potential conference sites.  Venues with which we have agreements with will be featured on our website and will be highly recommended by us to our clients.  In the event a client decides to hold an event or retreat at an affiliate's site, we will enter into a formal contract with the venue at a pre-negotiated rate.  However, it is the client's decision where the event or retreat will ultimately be held.

2.

Travel agents:  Our business involves the coordination and scheduling of travel arrangements.  At the current time, our operations are limited in scope, thus we plan to enter into affiliate relationships with travel agents to supply our clients with the necessary access to hotel, plane or rental car reservations.  Until such time as we are able to find travel agents with which to align ourselves with, we plan to use publicly available websites, such as Expedia or Travelocity, and reservation methods, such as calling hotel and airline reservation centers directly, to assist potential clients.

We have started the development of affiliate relationships with third party vendors.  We have initiated three relationships, all of which are listed on our website, www.planningforce.net: The Black Horse Inn, The Total Life Planning Institute and Castle Creek Inn.  No compensation is exchanged as directly related to the relationship.  However, if a client decides to hold an event or retreat at an affiliate's facilities, we will enter into a formal contract with the venue at a pre-negotiated rate.  All of these vendors have facilities able to accommodate, as well as coordinate, both corporate retreats and events.

All affiliate relationships are non-binding and cancelable at any time either party.  We do not intend to realize pass through revenue as a result of any potential affiliate relationship.  We currently do not have any material contracts and or affiliations with any third parties.  There are not intended to be any obligation by any party to refer any level of business to the other.  We will continue to identify businesses and develop relationships over the course of our operations as opportunities present themselves.  We will consider entering to affiliate relationships with any company providing services complementary to ours.  In determining whether an affiliation with any party is feasible, the other party must agree to the terms specified above.  For example, we will not enter into relationships maintaining a referral quota or requiring a royalty fee.

Our management believes that establishing our brand name is imperative to our ability to continue as a going concern.  Establishing our presence on the Internet is critical to reaching a broad consumer base.  We have created a website at www.planningforce.net that has initially been designed to promote our company and is being used as a marketing platform.  PFI does not expect to generate revenue from the website in the initial six months of our operations.  We expect to refine the content of the site and add functionality as our funds permit.

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

(1) incorporated by reference to the Registration Statement on Form SB-2, previously filed with the SEC on December 23, 2004.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANNING FORCE, INC.
(Registrant)

By: /s/ Julie Morin
Julie Morin, President

Date: May 13, 2005