Form 10QSB
period 2005-06-30
Planning Force, Inc.
filed 2005-08-09
CIK 1310753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-121598

PLANNING FORCE, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1568015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

703 East 27th Ave. Spokane, WA	99203
(Address of principal executive offices)	(Zip Code)

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

PLANNING FORCE, INC.

(A Development Stage Company)

Table of Contents

                                                                                                                                                                                                        Page

PART I - FINANCIAL INFORMATION	3
Unaudited Financial Statements	3
Management's Discussion and Plan of Operation	13
Controls and Procedures	15
PART II - OTHER INFORMATION	16
Exhibits and Reports on Form 8-K	16
SIGNATURES	17

PART I - FINANCIAL INFORMATION

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

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET (UNAUDITED)

JUNE 30, 2005

ASSETS

Current Asset:
Cash and cash equivalents	$11,386

Total Current Asset	11,386

Fixed assets, net of depreciation	1,316

TOTAL ASSETS	$12,702

LIABILITY AND STOCKHOLDERS' EQUITY

LIABILITY
Current Liability:
Accounts payable	$-

Total Current Liability	-

STOCKHOLDERS' EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
10,460,000 shares issued and outstanding	10,460
Stockholders' equity	22,540
Deficit accumulated during the development stage	(20,298)

Total Stockholders' Equity	12,702

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY	$12,702

The accompanying notes are an integral part of these condensed financial statements.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	For the six	For the three	Cumulative totals
	months ended	months ended	August 31, 2004 (inception) through
	June 30, 2005	June 30, 2005	June 30, 2005
OPERATING REVENUES
Sales	$-	$-	$-

COST OF SALES	-	-	-

GROSS PROFIT (LOSS)	-	-	-

OPERATING EXPENSES
Professional fees	5,452	1,601	13,155
General and administrative expenses	6,486	665	6,911
Depreciation	155	78	232
Total Operating Expenses	12,093	2,344	20,298

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(12,093)	(2,344)	(20,298)
Provision for income taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(12,093)	$(2,344)	$(20,298)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	10,460,000	10,460,000

NET LOSS PER COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	For the six	Cumulative Totals
	months ended	August 31, 2004 (inception) to
	June 30, 2005	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,093)	$(20,298)
Adjustments to reconcile net loss to net cash
Used in operating activities
Depreciation	155	231

Total adjustments	155	231

Net cash (used in) operating activities	(11,938)	(20,067)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(1,547)

Net cash (used in) investing activities	-	(1,547)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	-	33,000

Net cash provided by financing activities	-	33,000

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	(11,938)	11,386

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	23,324	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$11,386	$11,386

The accompanying notes are an integral part of these condensed financial statements.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2005

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

Planning Force, Inc. (the "Company"), a development stage company, was incorporated in the State of Nevada on August 31, 2004.  Planning Force, Inc. (PFI) is an event planning company specializing in corporate customers.  PFI will offer two types of services; retreat training services as well as product launch event planning.  The retreat training services will be either leadership development training or teaming skills training.  For both types of retreats, PFI can take care of the planning of the event, as well as actually hosting the training through the use of one of PFI's strategic business partners.

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

JUNE 30, 2005

(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Year End

The Company is a December 31 year end.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises."  The Company has devoted substantially all of its efforts to business planning, research and development.  Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and the raising of capital.

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

Fair Value of Financial Instruments

The Company's financial instruments are all carried at amounts that approximate their estimated fair value as of June 30, 2005.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005

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

Net (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2005:

2005

Net loss	$(12,093)

Weighted average common shares outstanding (Basic)
10,460,000

Options	-
Warrants	-

Weighted average common shares outstanding (Diluted)
10,460,000

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising and promotions costs are expensed as incurred.  The Company incurred no such expenses since inception.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, "FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."  FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.  The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R.  Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards.  FAS 123R is effective January 1, 2006.  The Company is evaluating the impact of FAS 123R on its' results and financial position.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153").  This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss.  FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005.  The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2005

(UNAUDITED)

NOTE 3 - STOCKHOLDERS' EQUITY

On August 31, 2004 the Company was formed with one class of common stock, par value $.001.  The Company authorized 100,000,000 shares of common stock.

In September 2004, the Company issued 10,000,000 shares of stock to its officer for cash of $10,000.

In November 2004, the Company issued 460,000 shares of common stock at $.05 per share for $23,000.  These shares were issued in accordance with a Private Placement Memorandum dated October 1, 2004.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period August 31, 2004 (Inception) through June 30, 2005.  The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

JUNE 30, 2005

(UNAUDITED)

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

At June 30, 2005, deferred tax assets consist of the following:

Deferred tax asset                            $        6,090

Less:  valuation allowance                       (6,090)

                                                          $            -0-

At June 30, 2005, the Company had accumulated deficits during the development stage of $20,298 available to offset future taxable income through 2021.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Management's Discussion and Plan of Operation

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

Management's Discussion and Plan of Operation

We were incorporated on August 31, 2004, and have begun our planned principal operations.  Our efforts to date have focused primarily on formation and organization of our company, obtaining seed capital and setting for a business plan.  We have generated no revenues from our inception through June 30, 2005.

Total expenses for the three months ended June 30, 2005 were $2,344, consisting of professional fees in the amount of $1,601, general and administrative expenses totaling $665 and depreciation of $78.  During the six months ended June 30, 2005, we incurred expenses in the amount of $12,093, which consisted of $6,485 in general and administrative expenses, professional fees of $5,452 and $78 of depreciation expense.  Total expenses since our inception to June 30, 2005, we incurred professional fees in the amount of $13,155, $6,911 worth of general and administrative expenses and depreciation in the amount of $232 for aggregate expenses of $20,298.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and lack of revenues, we have incurred net losses since our inception.  For the three and six months ended June 30, 2005, our net loss was $2,344 and $12,093, respectively.  From the date of our inception to June 30, 2005, we had a cumulative deficit of $20,298.  We do not anticipate maximizing income during the remainder of fiscal year 2005 because we have not fully begun our planned principal operations.

Since our incorporation, we have raised capital through private sales of our common equity.  In September 2004, we issued 10,000,000 shares of our common stock to Julie Morin, an officer and director, in exchange for cash in the amount of $10,000.  Additionally, we sold an aggregate of 460,000 shares of our common stock to 23 shareholders for cash proceeds of $23,000.

We believe that our cash on hand as of June 30, 2005 of $11,386 is sufficient to continue operations through the fiscal year ending December 31, 2005.  However, we do not anticipate that our cash on hand will be sufficient for the next 12 months unless we are able to generate significant revenues or obtain additional capital infusions.  We currently do not have any recurring financial obligations that require immediate capital to finance.  We expect to have negative cash flows for the fiscal year 2005.  We may need to raise additional capital by issuing equity or debt securities in exchange for cash within the next 12 months.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

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

Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our officers and directors, who also serves as our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our sole officer and director, acting in the capacity of Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are ineffective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Exhibits and Reports on Form 8-K

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation *

(b) By-Laws adopted *

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

* Incorporated by reference herein filed as exhibits to the Company's Registration Statement on Form SB-2 previously filed with the SEC on December 23, 2004, and subsequent amendments made thereto.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANNING FORCE, INC.
(Registrant)

Signature	Title	Date

/s/ Julie Morin	President and	August 8, 2005
Julie Morin	Chief Executive Officer