Form 10QSB
period 2005-09-30
Planning Force, Inc.
filed 2005-10-27
CIK 1310753

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

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

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2005

ASSETS

Current Asset:
Cash and cash equivalents	$10,878

Total Current Asset	10,878

Fixed assets, net of depreciation	1,238

TOTAL ASSETS	$12,116

LIABILITY AND STOCKHOLDERS' EQUITY

LIABILITY
Current Liability:
Accounts payable	$-

Total Current Liability	-

STOCKHOLDERS' EQUITY
Common stock, $.001 Par Value; 100,000,000 shares authorized;
10,460,000 shares issued and outstanding	10,460
Additional paid-in capital	22,540
Deficit accumulated during the development stage	(20,884)

Total Stockholders' Equity	12,116

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY	$12,116

The accompanying notes are an integral part of these condensed financial statements.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

		For the period		Cumulative totals
	For the nine	August 31, 2004	For the three	August 31, 2004
	months ended	(inception) through	months ended	(inception) through
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2005
OPERATING REVENUES
Sales	$720	-	$720	$720

COST OF SALES	-	-	-	-

GROSS PROFIT	720	-	720	720

OPERATING EXPENSES
Professional fees	6,303	-	851	14,006
General and administrative expenses	6,863	-	377	7,288
Depreciation	233	-	78	310
Total Operating Expenses	13,399	-	1,306	21,604

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(12,679)	-	(586)	(20,884)
Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(12,679)	-	$(586)	$(20,884)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	10,460,000	-	10,460,000

NET LOSS PER COMMON SHARES OUTSTANDING	$(0.00)	$-	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

		For the period	Cumulative Totals
	For the nine	August 31, 2004	August 31, 2004
	months ended	(inception) to	(inception) through
	September 30, 2005	September 30, 2004	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,679)	$-	$(20,884)
Adjustments to reconcile net loss to net cash
Used in operating activities
Depreciation	232	-	309

Total adjustments	232	-	309

Net cash (used in) operating activities	(12,447)	-	(20,575)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(1,547)

Net cash (used in) investing activities	-	-	(1,547)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	33,000

Net cash provided by financing activities	-	-	33,000

NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	(12,447)	-	10,878

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	23,325	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$10,878	$-	$10,878

The accompanying notes are an integral part of these condensed financial statements.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company has devoted substantially all of its efforts to business planning, research and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and raising of capital.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at financial institutions that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Revenue Recognition

The Company's financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company's financial instruments are all carried at amounts that approximate their estimated fair value as of September 30, 2005.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

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

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2005:

2005

Net loss	$ (12,679)

Weighted average common shares outstanding (Basic)
10,460,000

Options	-
Warrants	-

Weighted average common shares outstanding (Diluted)
10,460,000

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations.  The Company currently has no potentially dilutive securities outstanding.

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2005

(UNAUDITED)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising and promotions costs are expensed as incurred.  The Company incurred no such expenses since inception.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

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

SEPTEMBER 30, 2005

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

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period August 31, 2004 (Inception) through September 30, 2005. The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales.  This raises substantial doubt about the Company's ability to continue as a going concern.

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

SEPTEMBER 30, 2005

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

At September 30, 2005, deferred tax assets consist of the following:

Deferred tax asset                            $        6,265

Less:  valuation allowance                       (6,265)

                                                          $        -0-

At September 30, 2005, the Company had accumulated deficits during the development stage of  $20,884 available to offset future taxable income through 2021.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Management's Discussion and Plan of Operation

We were incorporated on August 31, 2004, and have begun our planned principal operations.  Our efforts to date have focused primarily on formation and organization of our company, obtaining seed capital and setting for a business plan.  We have generated no revenues from our inception through September 30, 2005.

Total expenses for the three months ended September 30, 2005 were $1,306, consisting of professional fees in the amount of $851, general and administrative expenses totaling $377 and depreciation of $78.  During the nine months ended September 30, 2005, we incurred expenses in the amount of $13,399, which consisted of $6,863 in general and administrative expenses, professional fees of $6,303 and $233 of depreciation expense.  Total expenses since our inception to September 30, 2005 were $21,604. We incurred professional fees in the amount of $14,006, $7,288 worth of general and administrative expenses and depreciation in the amount of $310 for aggregate expenses of $21,604.  We expect to continue to incur general and administrative expenses for the foreseeable future, although we cannot estimate the extent of these costs.  As we continue to pursue establishing our base of operations, we expect aggregate expenses to increase.

As a result of our expenses and lack of significant revenues, we have incurred net losses since our inception.  For the three and nine months ended September 30, 2005, our net loss was $586 and $12,679, respectively.  From the date of our inception to September 30, 2005, we had a cumulative deficit of $20,884.  We do not anticipate maximizing income during the remainder of fiscal year 2005 because we have not fully begun our planned principal operations.

Since our incorporation, we have raised capital through private sales of our common equity.  In September 2004, we issued 10,000,000 shares of our common stock to Julie Morin, an officer and director, in exchange for cash in the amount of $10,000.  Additionally, we sold an aggregate of 460,000 shares of our common stock to 23 shareholders for cash proceeds of $23,000.  We have also hosted a corporate training event for one client, NW WakeSports.

We believe that our cash on hand as of September 30, 2005 of $10,878 is sufficient to continue operations through the fiscal year ending December 31, 2005.  However, we do not anticipate that our cash on hand will be sufficient for the next 12 months unless we are able to generate significant revenues or obtain additional capital infusions.  We currently do not have any recurring financial obligations that require immediate capital to finance.  We expect to have negative cash flows for the fiscal year 2005.  We may need to raise additional capital by issuing equity or debt securities in exchange for cash within the next 12 months.  There can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

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

PLANNING FORCE, INC.
(Registrant)

Signature	Title	Date

/s/ Julie Morin	President and	October 25, 2005
Julie Morin	Chief Executive Officer