Form 10KSB
period 2005-12-31
Planning Force, Inc.
filed 2006-02-16
CIK 1310753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to

Commission File Number 000-1310753

PLANNING FORCE, INC.
(Name of small business issuer in its charter)

Nevada	20-1568015
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

703 E. 27th Ave. Spokane, WA	99203
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (509) 747-2064

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:

None
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐

The issuer’s revenue for its most recent fiscal year was $3,705.

The Company’s common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol “PLFI.” The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent price at which the common equity was sold: $23,000 as of December 31, 2005.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2005 was 10,460,000.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, PLFI’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development and Summary

We were incorporated in the State of Nevada on August 31, 2004. We are a startup company with limited operations and no employees. In our initial operating period from inception to December 31, 2005, we generated revenues of $3,705, while incurring $28,075 in expenses. This resulted in a cumulative net loss of $24,370 for the period. The cumulative net loss was attributable to general and administrative expenses related to the costs of start-up operations and depreciation expense. No development related expenses have been or will be paid to our affiliates. As of the date of this Annual Report, Planning Force, Inc. is a company with minimal revenue or substantive operations, with minimal assets, and its primary source of capital to date has been the sale of its own securities.

Since our inception, our efforts have focused primarily on the development and implementation of our business plan, which include the following activities:

1.	Formation of the company and obtaining start-up capital;
2.	Obtaining capital through sales of our common stock;
3.	Developing our corporate hierarchy, including naming directors to our board, appointing our executive officers and setting forth a business plan;
4.	Establishing our presence on the Internet at www.planningforce.net; and
5.	Entering into affiliate relationships with vendors.

At the time of incorporation, we had limited to no operations and no funds with which to finance our operations. In consideration of this dilemma, our former sole officer and director sought investment from third-parties. As a result, since our incorporation, we have raised capital through private sales of our common equity, as follows:

1.	In September 2004, we issued 10,000,000 shares of our common stock to Julie Morin, our sole officer and director, in exchange for services performed valued at $10,000.

2.	On November 24, 2004, we sold an aggregate of 460,000 shares of our common stock in an offering made under Regulation D, Rule 505 to 23 individuals for cash in the amount of $23,000.

We had $7,469 in cash on hand as of December 31, 2005. We do not believe these funds are sufficient to continue operating as a going concern for the next 12 months. We are currently seeking avenues to obtain additional capital or to pursue a secondary line of business.

Our administrative office is located at 703 E. 27th Ave., Spokane, Washington 99203, telephone (509) 747-2064.

PLFI’s fiscal year end is December 31.

Business of Issuer

Principal Services and Principal Markets

Planning Force, Inc. intends to specialize in event and retreat planning for corporate customers. Planning Force was founded to specialize in two niches of the general corporate event planning market:

1.	The first is leadership development and teaming skills development, which concentrates on coaching, team-building and strategic planning.

2.	The second area of specialization is corporate event planning for new product launches, consisting of organizing and staging events designed to release new products to people outside the corporation.

Corporate event and retreat planning is much more than merely making travel arrangements for the participants. We believe that a successful event or retreat is defined as one that provides maximum impact on its participants, and that does a superior job of showcasing the client, as well as our services. We plan to offer potential clients a full range of services, including travel and meeting logistics, as well as facilitating and managing the planning and logistics for an entire event or retreat. Planning Force seeks to offer event and retreat packages specifically tailored to the needs of each client. Our service packages may include the following:

•	Budget planning and financial management for events and retreats;
•	Venue selection and scheduling;
•	Travel and lodging arrangements;
•	Entertainment scheduling;
•	Vendor coordination;
•	Conceptualize and establish meeting design and objectives.

Distribution Methods of the Products

Our sales strategy will be based on the following elements:

1.	Developing affiliate relationships with third party service providers.

Our initial focus will be on building relationships with 3rd parties in order to allow us to customize events and retreats for our customers and to offer value added services. We believe that alliances with providers of leadership development programs to assist in the hosting aspect of events and retreats will increase our visibility and brand recognition. Relationships with travel agents and event or retreat venues will provide us with a greater range of choices in the organization and coordination of corporate events and retreats.

2.	Establish a sales and marketing plan.

In our first six months after commencing our planed principal operations, we will seek to develop and institute a plan to market our company and products. Using the Internet for marketing and sales is an important component of our growth strategy. We have established a website at www.planningforce.net to offer information about our company and the services we provide to the corporate consumer.

We believe personal relationships can cultivate business sales. As a result, we may seek to engage event and retreat planning consultants to approach corporations directly. We believe this will provide us with branding opportunities and greater market exposure. These representatives will be paid on an independent contractor basis, and are not intended to be salaried company employees, which will allow us to preserve our capital. We have not attempted to engage independent sales representatives at this time.

Competitive Business Conditions and the Issuer’s Competitive Position

We are a small, start-up company that has generated only minimal revenues and lacks a customer base. Significantly all of our competitors have longer operating histories, longer relationships with clients and third party service providers, as well have greater financial, management, technology, sales, marketing and other resources than we do. The event and retreat planning services we plan to market will generally compete for audience and advertising with other corporate event and retreat planners. These businesses compete for advertising directed at corporations. We expect to compete, in particular, with the following types of companies:

1.	Corporate event planners specializing in events to reward customers and employees;

2.	Corporate event planners specializing in events to change a company’s image; and

3.	Corporate training companies who focus on providing and scheduling speakers and presenters.

The corporate event planning and training market segment is highly competitive and fragmented, with minimal barriers to entry. There are numerous companies in the event planning and corporate retreat business, ranging from multi-national entities to firms serving a limited geographical region, which are difficult to identify. On the Internet, Event-Planner.com and CorporateEventPlanner.com are two significant competitors. These websites have a directory of service providers located throughout the United States. In the State of Washington, we believe that Corporate Retreats and Expand Retreat are among our largest competitors for corporate retreat hosting. Additionally, there are approximately 115 companies providing some form of event or retreat planning services. Despite the volume of competition, our management believes that most competitors offer either a broad range of planning or training services, rarely both. As a result, our focus will be to carve out a niche serving both markets.

Employees

PLFI is currently in the development stage. During the development stage, we plan to rely exclusively on the services of Julie Morin, our sole officer and director, to set up our business operations. Ms. Morin currently works for us on a part-time basis and expects to devote approximately 20 hours per week to our business. Ms. Morin is prepared to dedicate additional time to our operations, as needed. There are no other full- or part-time employees.

While we believe that the addition of employees is not required over the next 12 months, we may decide to contract an event and retreat planner to assist us in executing and marketing our business. Such individual will be paid on a contractual basis, will work with us part-time and will not be considered a salaried employee.

Reports to Security Holders

1.	We will furnish our shareholders with audited annual financial reports certified by our independent accountants.
2.

After this offering, we will file periodic and current reports, which are required in accordance with Section 15(d) of the Securities Act of 1933, with the Securities and Exchange Commission to maintain the fully reporting status.

3.

The public may read and copy any materials PLFI files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our SEC filings will be available on the SEC Internet site, located at http://www.sec.gov.

Risk Factors

Investors May Lose Their Entire Investment If PLFI Fails To Commence Its Planned Operations.

Planning Force was formed on August 31, 2004. The Company has little, if any, operating history on which to evaluate its business and its prospects. The Company’s prospectus must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. The Company cannot guarantee that it will be successful in accomplishing its objective.

PLFI May Not Be Able To Attain Profitability Without Additional Funding, Which May Be Unavailable.

We have limited capital resources. To date, we have funded our operations from the sale of equity securities and have not generated positive cash flows from operations. No alternative sources of funds are available to us. Unless we begin to generate sufficient revenues from our event planning business to finance operations as a going concern, we may experience liquidity and solvency problems. Such liquidity and solvency problems may force us to go out of business if additional financing is not available.

Our Independent Auditors Have Qualified Their Report To Express Substantial Doubt About Our Company’s Ability To Continue As A Going Concern.

We have yet to commence our planned operations. As of the date of this Annual Report, we have had only limited start-up operations and generated minimal revenues. Taking these facts into account, the independent auditors of PLFI have expressed substantial doubt about PLFI’s ability to continue as a going concern in the independent auditors’ report to the financial statements included in this annual report. If our business fails, the investors in this offering may face a complete loss of their investment.

Because Of Competitive Pressures From Competitors With More Resources We May Fail To Implement Its Business Model Profitably.

PLFI is entering a highly competitive market segment with relatively low barriers to entry. There are numerous companies in the event planning and corporate retreat business, ranging from multi-national entities to firms serving a limited geographical region, which are difficult to identify. On a broad scope, Event-Planner.com and CorporateEventPlanner.com are two significant competitors. In the Northwest US region, we believe that Corporate Retreats and Expand Retreat are our direct competitors for corporate retreat hosting.

Generally, PLFI’s actual and potential competitors have longer operating histories, significantly greater financial, technical and marketing resources and greater name recognition. Therefore, these competitors have a significantly greater ability to attract clients. In addition, many of these competitors may be able to devote greater resources than PLFI to the development, promotion and sale of their services. There can be no assurance that PLFI’s current or potential competitors will not develop services comparable or superior to those to be offered by us. Increased competition could result in price reductions, reduced margins or loss of market share, any of which would materially and adversely affect PLFI’s business, results of operation and financial condition.

Conflicts Of Interest Faced By The Top Management Of PLFI May Jeopardize The Business Continuity Of PLFI.

Our operations depend substantially on the skills and experience of Julie Morin, our sole officer and director. Without an employment contract, we may lose Ms. Morin to other pursuits without a sufficient warning and, consequently, go out of business.

Ms. Morin may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, this individual may face a conflict in selecting between PLFI and her other business interests. PLFI has not formulated a policy for the resolution of such conflicts.

Control by Current Management May Impede the Ability of Minority Shareholders to Exercise Control over Planning Force, Inc.

Currently, the president and CEO directly owns or controls 10,000,000 shares of common stock in Planning Force, Inc., which is 96% of the common stock outstanding. As a result, the president and CEO of PLFI could exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership limits the power to exercise control by the minority shareholders.

Should a Public Trading Market in the Stock of Planning Force, Inc. Fail to Develop or Be Sustained, Investors May Lose Their Entire Investment.

As of this date of this Annual Report, no public market for Planning Force, Inc.’s Common Stock has yet been established. The Company has been approved for listing on the OTC Bulletin Board under the symbol “PLFI” effective July 1, 2005. There can be no assurance that a meaningful trading market will subsequently develop. Should a viable public trading market in the stock of Planning Force, Inc. fail to develop, investors in Planning Force’s common stock may lose their entire investment. In addition, in the event that a viable public trading market for Planning Force’s common stock does develop, such trading, if and when transacted, may be subject to the low-priced security or so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities. For any transaction involving a penny stock, the rules require, among other things, the delivery, prior to the transaction, of a disclosure schedule required by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the customer’s account. As a result, characterization as a “penny stock” can adversely affect the market liquidity for the securities. Furthermore, the market price of the Company’s common stock, if and when traded, may be subject to significant fluctuations, and such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities.

We Have No History of Paying Dividends.

Planning Force, Inc. has never declared or paid any cash dividends on its common stock. For the foreseeable future, PLFI intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including PLFI’s financial condition and the results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the Board of Directors considers relevant.

ITEM 2. DESCRIPTION OF PROPERTY

Description of Property

We use office space at 703 E. 27th Ave., Spokane, WA 99203. Ms. Julie Morin, our sole director and officer, is providing the office space at no charge to us. We believe that this arrangement is suitable given that our current operations are primarily administrative.

Investment Policies

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

No Director, officer, significant employee, or consultant of Planning Force, Inc. has been convicted in a criminal proceeding, exclusive of traffic violations.

No Director, officer, significant employee, or consultant of Planning Force, Inc. has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No Director, officer, significant employee, or consultant of Planning Force, Inc. has been convicted of violating a federal or state securities or commodities law.

Planning Force, Inc. is not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 1, 2005, holders of a majority of our common stock reappointed Julie Morin as a Director of PLFI.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION FOR COMMON STOCK

Market information

Effective July 1, 2005, the Company has been approved for listing on the OTC Bulletin Board under the symbol “PLFI”. As of December 31, 2005, no public market in Planning Force, Inc.’s common stock has yet developed and there can be no assurance that a meaningful trading market will subsequently develop. Planning Force, Inc. makes no representation about the value of its common stock. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Shares Available Under Rule 144

As of the date of this report;

1.	There are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of Planning Force, Inc..;

2.	There is no stock that Planning Force, Inc. has agreed to register for sale; and

3.	There is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

In general, under Rule 144 as amended, a person who has beneficially owned and held “restricted” securities for at least one year, including “affiliates,” may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of (i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an “affiliate” of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

As of December 31, 2005, Planning Force, Inc. has 10,460,000 shares of $0.001 par value common stock issued and outstanding held by 24 shareholders of record. Planning Force, Inc.’s Transfer Agent is: Holladay Stock Transfer, Inc., 2939 N. 67th Place, Suite C, Scottsdale, AZ 85251, and phone: (480) 481-3940, fax: (480) 481-3941.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2005, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

1.	The number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a));
2.	The weighted-average exercise price of the outstanding options, warrants and rights (column (b)); and
3.	Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan (column (c)).

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

Recent Sales of Unregistered Securities

Sales conducted under an exemption from registration provided under Section 4(2).

In September 2004, Planning Force, Inc. issued 10,000,000 shares of its Common Stock as founders’ shares to Julie Morin, the sole officer and director of Planning Force, Inc., at par ($0.001 per share) for services valued at $10,000. Ms. Morin received compensation in the form of common stock for performing services related to the formation and organization of our Company, including, but not limited to, designing and implementing a business plan and providing administrative office space for use by the Company; thus, these shares are considered to have been provided as founder’s shares. Additionally, the services are considered to have been donated, and have resultantly been expensed and recorded as a contribution to capital. At the time of the issuances, Ms. Morin had fair access to and was in possession of all available material information about our company, as his is an officer and director of PLFI. This sale of stock did not involve any public offering, general advertising or solicitation. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act. On the basis of these facts, we claim that the issuance of stock to our founding shareholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Recent Private Placement

In November 2004, we completed an offering of our common stock to a group of private investors. We issued 460,000 shares of our $0.001 par value common stock for cash at $0.05 per share. The offering (a) involved no general solicitation, (b) involved less than thirty-five non-accredited purchasers, and (c) relied on a detailed disclosure document to communicate to the investors all material facts about Planning Force, Inc., including an audited balance sheet and reviewed statements of income, changes in stockholders’ equity and cash flows. Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS.

Forward-Looking Statements

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the

Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the Company’s ability to secure necessary financing; plans for opening one or more restaurant units (including the scope, timing, impact and effects thereof); expected growth; future operating expenses; future margins; fluctuations in interest rates; ability to continue to grow and implement growth, and regarding future growth, cash needs, operations, business plans and financial results and any other statements that are not historical facts.

When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements. Planning Force, Inc.’s results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the restaurant industry; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; its vulnerability to general economic conditions; accuracy of accounting and other estimates; the Company’s future financial and operating results, cash needs and demand for its services; and the Company’s ability to maintain and comply with permits and licenses; as well as other risk factors described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those projected.

Management’s Discussion and Analysis

Planning Force, Inc. was incorporated in the State of Nevada on August 31, 2004. To date, PLFI has:

•	Secured initial capitalization through equity offerings;

•	Developed a business plan;

•	Been approved for listing of its common stock for trading on the OTC Bulletin Board under the symbol “PLFI” effective July 1, 2005.

During the year ended December 31, 2004, we did not generate any revenues. In the year ended December 31, 2005, we generated a total of $3,705 in revenues from sales of our event planning services to two customers: NW WakeSports and New Design Cabinets, Inc. These customers accounted for all revenues generated since our inception on August 31, 2004 to December 31, 2005. We do not have any long-term agreements to provide our services to any customer. As a result, we are unable to predict the stability of, and ability to continue to generate, ongoing revenues.

Cost of sales during the year ended December 31, 2005 was $2,645, related specifically to providing our services to NW WakeSports and New Design Cabinets. There were no cost of sales in the previous year ended December 31, 2004, since we did not realize any sales during that period. From our inception through December 31, 2005, total cost of sales were $2,645, all of which was recorded during the current period ended December 31, 2005. The resultant gross profit for the year ended December 31, 2005 was $1,060, as opposed to nothing in the prior period 2004.

Total expenses for the year ended December 31, 2005 were $17,225, consisting of general and administrative expenses for $9,277, $7,639 in professional fees and depreciation expenses of $309. For the year ended December 31, 2004, we incurred total operating expenses of $8,205, consisting of $7,703 in professional fees, $425 in general and administrative expenses and $77 in depreciation expense. The significant increase in expenses from 2004 to 2005 is mainly attributable to our efforts to execute our planned principal operations. Total expenses since our inception in August 31, 2004 were $25,430, which is comprised of professional fees in the amount of $15,342, general and administrative expenses of $9,702 and $386 in depreciation expense. Although we expect to continue to incur general and administrative expenses for the foreseeable future, we cannot estimate the extent of these costs.

As a result of our minimal amount of revenues and continued expenditures in pursuit of our business objectives, we incurred net losses since our inception. For the years ended December 31, 2005 and 2004, our aggregate loss was $16,165 and $8,205, respectively. From the date of our inception to December 31, 2005, we had a retained deficit of $24,370. We expect to incur ongoing losses for the foreseeable future.

Since our incorporation, we have raised capital through sales of our common equity. All told, we raised

$23,000 in cash from sales of our common stock. In addition, we issued 10,000,000 shares of our common stock in lieu of cash to pay for services rendered to us in the amount of $10,000. Please refer to Part II, Item 5 “Market for Common Equity and Related Stockholder Matters” on page 8 for additional information with regard to these issuances.

We believe that our cash on hand as of December 31, 2005 of $7,469 is not sufficient to continue operations for the next at least 12 months. During the year ended December 31, 2005, we had a net cash outflow of $15,856 related solely to operating activities. In contrast, we had positive cash flows of $23,325 in the prior year ended December 31, 2004, which is mainly attributable to financing activities in the form of issuances of common stock. Since our inception, we realized net positive cash flows of $7,469. However, we expect to have negative cash flows for the fiscal year 2006 and for the foreseeable future, as we have a limited ability to realize cash flows from sales without long-term service agreements. In addition, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. Unless we are able to obtain additional capital infusions, we may be forced to cease operations. There can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not fully commenced planned principal operations.

There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on our revenues from continuing operations. Our future operating results may fluctuate significantly from period to period due to our reliance on a sport with an intrinsic seasonality.

Our management does not expect to incur research and development costs.

We do not have any off-balance sheet arrangements.

We currently do not own any significant plant or equipment that we would seek to sell in the near future.

Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our sole officer and director appears sufficient at this time. We believe that our operations are currently on a small scale that is manageable by one individual.

We have not paid for expenses on behalf of any of our sole officer and director. Additionally, we believe that this fact shall not materially change.

We currently do not have any material contracts and or affiliations with third parties.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

PLANNING FORCE, INC.

(A Development Stage Company)

Financial Statements

December 31, 2005 and 2004

TABLE OF CONTENTS

PAGE

Report of Independent Registered Public Accounting Firm	1

Financial Statements:

Balance Sheet as of December 31, 2005 and 2004	2

Statements of Operations for the year ended December 31, 2005 and for the Period August 31, 2004 (Inception) through
December 31, 2004 with Cumulative Totals Since Inception	3

Statement of Changes in Stockholders’ Equity for the year ended
December 31, 2005 and for the Period August 31, 2004 (Inception)
through December 31, 2004	4

Statements of Cash Flow for the year ended December 31, 2005 and for the period August 31, 2004 (Inception) through December 31, 2004
with Cumulative Totals Since Inception	5

Notes to Financial Statements	6-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Planning Force, Inc.

Spokane, WA

We have audited the accompanying balance sheets of Planning Force, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flow for the year ended December 31, 2005 and for the period August 31, 2004 (Inception) through December 31, 2004 with cumulative totals since inception for the statements of operations and cash flow. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planning Force, Inc. as of December 31, 2005 and 2004, and the results of its operations and cash flows for year ended December 31, 2005 and for the period August 31, 2004 (Inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has just begun operations, is currently developing their business, has sustained operating losses and is looking to raise capital over the next year to assist in funding their operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ Bagell Josephs, Levine & Company, L.L.C.

Bagell Josephs & Company, L.L.C.

Gibbsboro, New Jersey

February 3, 2006

F1

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSET

Current Asset:
Cash and cash equivalents	$7,469	$23,325

Total Current Asset	7,469	23,325

Fixed assets, net of depreciation	1,161	1,470

TOTAL ASSET	$8,630	$24,795

LIABILITY AND STOCKHOLDERS’ EQUITY

LIABILITY
Current Liability:
Accounts payable	$—	$—

Total Current Liability	—	—

Total Liability	—	—

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized;
10,460,000 shares issued and outstanding	10,460	10,460
Additional paid-in capital	22,540	22,540
Deficit accumulated during the development stage	(24,370)	(8,205)

Total Stockholders’ Equity	8,630	24,795

TOTAL LIABILITY AND STOCKHOLDERS’EQUITY	$8,630	$24,795

The accompanying notes are an integral part of these financial statements.

F2

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD

AUGUST 31, 2004 (INCEPTION) THROUGH DECEMBER 31, 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			August 31, 2004 through
	2005	2004	December 31, 2005

OPERATING REVENUES
Sales	$3,705	$—	$3,705

COST OF SALES	2,645	—	2,645

GROSS PROFIT (LOSS)	1,060	—	1,060

OPERATING EXPENSES
Professional fees	7,639	7,703	15,342
General and administrative	9,277	425	9,702
Depreciation	309	77	386
Total Operating Expenses	17,255	8,205	25,430

NET LOSS	$(16,165)	$(8,205)	$(24,370)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	10,460,000	10,131,967

NET LOSS PER COMMON SHARES OUTSTANDING	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F3

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005 AND

FOR THE PERIOD AUGUST 31, 2004 (INCEPTION)

THROUGH DECEMBER 31, 2004

				Deficit
				Accumulated
				During the
	Common Stock		Additional	Development
Description	Shares	Amount	Paid-in Capital	Stage	Total

Balance, August 31, 2004	—	$—	$—	$—	$—

Issuance of shares for cash	10,000,000	10,000	—	—	10,000

Issuance of shares for cash via private placement	460,000	460	22,540	—	23,000

Net loss for the period August 31, 2004
through December 31, 2004	—	—	—	(8,205)	(8,205)

Balance, December 31, 2004	10,460,000	10,460	22,540	(8,205)	(24,795)

Net loss for the year ended December 31, 2005	—	—	—	(16,165)	(16,165)

Balance, December 31, 2005	10,460,000	$10,460	$22,540	$(24,730)	$8,630

The accompanying notes are an integral part of these financial statements.

F4

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE

PERIOD AUGUST 31, 2004 (INCEPTION)THROUGH DECEMBER 31, 2004

(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			August 31, 2004 through
	2005	2004	December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,165)	$(8,205)	$(24,370)
Adjustments to reconcile net (loss) to net cash
used in operating activities
Depreciation	309	77	386

Total adjustments	309	77	386

Net cash (used in) operating activities	(15,856)	(8,128)	(23,984)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of equipment	—	(1,547)	(1,547)

Net cash (used in) investing activities	—	(1,547)	(1,547)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	33,000	33,000

Net cash provided by financing activities	—	33,000	33,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(15,856)	23,325	7,469

CASH AND CASH EQUIVALENTS–
BEGINNING OF YEAR	23,325	—	—

CASH AND CASH EQUIVALENTS– END OF YEAR	$7,469	$23,325	$7,469

CASH PAID DURING THE YEAR FOR:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

F5

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Planning Force, Inc. (the “Company”), a development stage company, was incorporated in the State of Nevada on August 31, 2004. Planning Force, Inc. (PLFI) is an event planning company specializing in corporate customers. PLFI will offer two types of services; retreat training services as well as product launch event planning. The retreat training services will be either leadership development training or teaming skills training. For both types of retreats, PLFI can take care of the planning of the event, as well as actually hosting the training through the use of one of PLFI’s strategic business partners.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning, research and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their product to the market, and raising of capital.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

The Company maintains cash and cash equivalent balances at financial institutions that is insured by the Federal Deposit Insurance Corporation up to $100,000.

F6

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Revenue Recognition

The Company’s financial statements are prepared under the accrual method of accounting. Revenues will be recognized in the period the services are performed and costs are recorded in the period incurred rather than paid.

Fair Value of Financial Instruments

The Company’s financial instruments are all carried at amounts that approximate their estimated fair value as of December 31, 2005 and 2004.

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

F7

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Net (Loss) Per Share of Common Stock (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2005 and for the period August 31, 2004 (Inception) through December 31, 2004:

	2005	2004

Net loss	$(16,165)	$(8,205)

Weighted average common shares
outstanding (Basic)	10,460,000	10,131,967

Options	—	—
Warrants	—	—

Weighted average common shares
outstanding (Diluted)	10,460,000	10,131,967

All dilutive securities were not included in the calculation of dilutive earnings per share because the effect would be anti-dilutive when the Company has incurred a loss from operations. The Company currently has no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required

F8

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

Recent Accounting Pronouncements (Continued)

to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its’ results and financial position.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“FAS 153”). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

NOTE 3 - STOCKHOLDERS’ EQUITY

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

There were no shares issued during 2005.

NOTE 4 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the year ended December 31, 2005 and for the period August 31, 2004 (Inception) through December 31, 2005. The Company is currently in

F9

PLANNING FORCE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2005 AND 2004

NOTE 4 - GOING CONCERN (Continued)

the development stage, and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s product development efforts. Management’s plans include marketing of their services and establishment of key management personnel to support the business plan. With the business plan being followed, Management believes along with working capital being raised that the operations and sales will make the Company a viable entity over the next 12 months.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

NOTE 5 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2005 and 2004, deferred tax assets consist of the following:

	2005	2004
Deferred tax assets	$7,731	$2,462
Less: valuation allowance	(7,731)	(2,462)
	$-0-	$-0-

At December 31, 2005 and 2004, the Company had accumulated deficits during the development stage of $24,370 and $8,205, respectively available to offset future taxable income through 2020. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

F10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

We have had no disagreements with our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s board of directors were advised by Bagell, Josephs & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Planning Force, Inc.’s sole Director is elected by the stockholders to a term of one (1) year and serves until her successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding the Chief Executive Officer and Director of Planning Force, Inc.:

NAME	AGE	POSITION	PERIOD SERVING	TERM

Julie Morin	38	President, Chief Executive Officer, Principal Financial Officer and Director	August 2005 - 2006	1 year(1)

Julie Morin has held her office/position since inception, and is expected to hold her office/position until the next annual meeting of Planning Force, Inc.’s stockholders.

Julie Morin, President, Chief Executive Officer, and Director, graduated from Washington State University in

Pullman, Washington with a Bachelor of Science degree in General Studies, with minors in Economics, Business, and Psychology. Since graduating, she has worked in the area of outside sales of business equipment and communication systems for both the government and large corporations, with Automated Office Systems from 1988 to 1990 and for AT&T Wireless (formerly Cellular One) from 1990 to 1993. She is currently active in volunteer work; coordinating, planning, overseeing volunteers, and raising funds for several charities in the Spokane, Washington metropolitan area. She began her volunteer career in 1997 when she acted as Volunteer Coordinator for Hutton Elementary P.T.A., an activity she continues to pursue currently. Ms. Morin has also been working in this field of event planning for the last approximately 7 years with the Catholic Charities and Children’s Hospital of Spokane, Washington.

Family Relationships

None.

Board Committees

We currently have no compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2005 and had no trading activity in 2005.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

We do not have employment agreements with our executive officers. We have yet to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, none of our executive officers have been drawing salaries since they were appointed to their positions.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Julie Morin	2005	-	-	-	-	-	-	-
President and CEO	2004	-	-	-	10,000	-	-	-

Directors’ Compensation

We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Employment Contracts and Officers’ Compensation

Since our incorporation, we have not entered into employment agreements with any of our officers, directors or employees. Any future compensation to be paid to these individuals will be determined by our Board of Directors, and employment agreements will be executed. We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of December 31, 2005 certain information regarding the beneficial ownership of our common stock by:

1.	Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.	Each of our directors and executive officers and

3.	All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Name and Address of	Shares Beneficially Owned	Percentage of Stock
Beneficial Owner	Outstanding (1)

Julie Morin	10,000,000	95.6%
703 East 27th Ave.
Spokane, WA 99203

All Officers and	10,000,000	95.6%
Directors as a Group
(1 person)

(1) All of these shares are owned of record.

Change in Control

No arrangements exist that may result in a change of control of Planning Force, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2004, Planning Force, Inc. issued 10,000,000 shares of its $0.001 par value common stock as founder’s shares to Julie Morin, the sole officer and Director of Planning Force, Inc., in exchange for services valued at $10,000.

In June 2005, Planning Force, Inc. issued 460,000 shares of its $0.001 par value common stock to twenty-three individuals for total cash of $23,000 in a private placement.

Planning Force, Inc. does not lease or rent any property. Ms. Morin, President, provides office space and services at 703 East 27th Ave., Spokane, Washington, 99203, without charge.

ITEM 13. EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws
a. Articles of Incorporation filed on August 31, 2004, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
b. Bylaws adopted on September 1, 2004, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

31	Rule 13a-14(a)/15d-14(a) Certification

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our independent auditors for the year ended December 31, 2005 and December 31, 2004 for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements that are not reported as Audit Fees, and (iii) services rendered in connection with tax preparation, compliance, advice and assistance.

SERVICES	2005	2004

Audit fees	$6000	$3,800.00
Audit-related fees	405	493.75
Tax fees	-	240.00
All other fees	-	-

Total fees	$6,405.00	$4,533.75

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PLANNING FORCE, INC.

Signature	Title	Date

/s/ Julie Morin	Chief Executive Officer, President	February 15, 2006
Julie Morin	and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

PLANNING FORCE, INC.

Signature	Title	Date

/s/ Julie Morin	Chief Executive Officer and	February 15, 2006
Julie Morin	President

/s/ Julie Morin	Secretary/Treasurer
Julie Morin	Chief Financial Officer	February 15, 2006