Form 10QSB
period 2006-06-30
QPC Lasers
filed 2006-08-15
CIK 1310753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission file number: 000-28153

QPC Lasers, Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

20-1568015

(I.R.S. Employer Identification No.)

15632 Roxford Street Sylmar, CA. 91342

(Address of principal executive offices) (Zip Code)

(818) 986-0000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

There were 37,311,506 shares of the registrant's common stock outstanding as of June 30, 2006.

INDEX TO FORM 10QSB

PART I FINANCIAL INFORMATION

Part I - Financial Information

Item 1. Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005

ASSETS
CURRENT ASSETS
Cash	$5,802,838	$69,440
Accounts receivable, Commercial customers, net of allowance for doubtful accounts and returns and discounts of $10,575 (Unaudited) as of June 30, 2006 and $6,704 as of December 31, 2005	290,503	331,332
Accounts receivable, Government contracts, net of allowance for doubtful accounts and returns and discounts of $-0- (Unaudited) as of June 30, 2006 and $8,312 as of December 31, 2005	173,274	15,669
Costs and profit in excess of billings	115,086	10,774
Inventory	379,646	419,099
Prepaid expenses and other current assets	154,673	198,449

Total Current Assets	6,916,020	1,044,763

Capitalized loan fees, net of accumulated amortization of $276,408 (Unaudited) as of June 30, 2006 and $ 203,586 as of December 31, 2005	67,227	140,049
Property and equipment, net of accumulated depreciation of $4,656,778 (unaudited) as of June 30, 2006 and $ 4,056,090 as of December 31, 2005	3,869,052	4,391,019

Other assets	88,779	129,414
TOTAL ASSETS	$10,941,078	$5,705,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$961,235	$940,766
Embedded derivative liability	183,209	-
Note payable-related party	-0-	343,200
Current portion of long term debt	1,237,886	1,396,218
Total Current Liabilities	2,382,330	2,680,184
Long term debt, less current portion	1,104,800	1,288,506

Total Liabilities	3,487,130	3,968,690

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, .001 par value, 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 180,000,000 shares authorized, 37,311,506 issued and outstanding at June 30, 2006 and 21,581,753 at December 31, 2005	37,311	21,582
Additional paid in capital	47,613,729	34,528,759
Unearned compensation	(1,125,000)	—
Accumulated deficit	(39,072,092)	(32,813,786)

Total stockholders’ equity	7,453,948	1,736,555

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,941,079	$5,705,245

See accompanying Notes to Condensed Consolidated Financial Statements

 QPC LASERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three months ended (Unaudited)		Six months ended (Unaudited)
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
REVENUE	$577,346	$263,118	$842,910	$523,181
COST OF SALES	495,022	243,258	774,748	428,234

GROSS PROFIT	82,324	19,860	68,162	94,947

OPERATING EXPENSES
Research and Development	1,134,986	1,293,161	2,258,778	2,483,267
General & Administrative	1,510,035	578,977	2,888,464	1,117,620
Total operating expenses	2,645,021	1,872,138	5,147,242	3,600,887

LOSS FROM OPERATIONS	(2,562,697)	(1,852,278)	(5,079,080)	(3,505,940)
Interest Income	6,463	4,635	6,473	12,094
Interest Expense	(281,411)	(85,293)	(911,608)	(170,901)
Merger expense	(336,322)	—	(336,322)	—
Other income	46,063	20,276	62,233	37,717
NET LOSS	$(3,127,904)	$(1,912,660)	$(6,258,306)	$(3,627,030)

LOSS PER SHARE — Basic and Diluted	$(.10)	$(.12)	$(.20)	$(.22)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	31,459,137	16,507,615	31,156,221	16,507,615

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2006 (Unaudited)

	Common Stock		Additional Paid-in	Unearned Compensation	Accumulated Deficit	Total
BALANCE-January 1, 2006	21,581,753	$21,582	$34,528,759	$—	$(32,813,786)	$1,736,555
Effect of Share Exchange Agreement, May 12, 2006	4,030,849	4,031	(4,031)			—
Issuance of stock and warrants for cash, net	10,481,404	10,481	10,939,060			10,949,541
Value of imbedded derivative liability			(211,835)			(211,835)
Issuance of stock upon option exercise	17,500	17	10,983			11,000
Issuance of stock for services	1,200,000	1,200	1,498,800	(1,500,000)		—
Issuance of warrants			777,598			777,598
Issuance of options			74,395			74,395
Amortization of unearned compensation				375,000		375,000
Six month net loss					(6,258,306)	(6,258,306)
Balance, June 30, 2006	37,311,506	$37,311	$47,613,729	$(1,125,000)	$(39,072,092)	$7,453,948

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended (Unaudited)
	June 30, 2006	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,258,306)	$(3,627,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	600,688	609,268
Amortization of loan discount	374,653
Amortization of deferred compensation	375,000
Derivative income included in other Income	(28,626)
Compensation expense of warrant issuance	777,598
Compensation expense of option issuance	74,395
Changes in operating assets and liabilities:
Accounts receivable	(116,776)	(117,168)
Inventory	39,453	(22,723)
Unbilled revenue	(104,312)	(135,091)
Other assets	113,457
Prepaid Expenses	43,776	(19,529)
Accounts payable and other current liabilities	20,469	(211,442)

Net cash used in operating activities	(4,088,531)	(3,523,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(78,721)	(143,462)
Net cash used in investing activities	(78,721)	(143,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,059,891)	(313,395)
Proceeds received from unit sales allocated to common stock	10,737,706	1,056,158
Proceeds from unit sales allocated to embedded derivates	211,835	-
Exercise of options	11,000	-

Net cash provided by financing activities	9,900,650	742,763

NET INCREASE (DECREASE) IN CASH	5,733,398	(2,924,414)
CASH — Beginning of period	69,440	4,161,618

CASH — End of period	$5,802,838	$1,237,204

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$196,012	$170,901

Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

During the six months ended June 30, 2006, 1,200,000 common shares were issued in exchange for consulting services valued at $1,500,000.

See accompanying Notes to Condensed Consolidated Financial Statements

 QPC LASERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 (UNAUDITED)

NOTE 1

A) ORGANIZATION AND NATURE OF OPERATIONS

Effective May 1, 2006, Planning Force Inc., changed its name to QPC Lasers, Inc. On May 12, 2006 QPC Lasers, Inc. (QLI) executed a Share Exchange Agreement by and among Julie Moran, its majority shareholder, and Quintessence Photonics Corporation (QPC) and substantially all of its shareholders. Under the agreement QLI issued one share of its Common Stock to the QPC shareholders in exchange for each share of QPC common stock (QPC Shares). Upon closing, QPC shareholders represented at least 87% of QLI’s common shareholders. Therefore, a change in control occurred and QPC also became a wholly owned subsidiary of QLI. Accordingly, the transaction is accounted for as a reverse merger (recapitalization) in the accompanying financial statements with QPC deemed to be the accounting acquirer. QLI is considered to be a holding company as it does not have business operations separate from QPC. As such the financial statements herein reflect the historical activity of QPC, with the activity of QLI being reflected from May 12, 2006 forward, see Note 12.

B) BASIS OF PRESENTATION

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of management of QPC Lasers, Inc. (the Company), contains all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at June 30, 2006, the results of operations, and cash flows for the three months and six months ended June 30, 2006 and 2005. The balance sheet as of December 31, 2005 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 12, 2006.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006.

C) Loss per Common Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the six month and three month periods ended June 30, 2006 and 2005, basic and diluted loss per share are the same.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.

Inventory

Inventory is valued at lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets, which range from 3 to 6 years. Leasehold improvements are amortized over the lesser of the remaining lease term, including renewal periods, or the useful life of the asset, see Note 10.

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Deferred Stock Offering Costs

The Company capitalizes costs incurred related to its offering of common stock until such time as the stock is issued, or the stock offering is abandoned by the Company. These costs include specific incremental costs directly related to its stock offering. At December 31, 2005, deferred offering costs were approximately $41,000 and are included in Other Assets. The offering associated with these costs concluded in the second quarter of 2006. Accordingly, these costs were charged to Additional Paid in Capital as of June 30, 2006.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made.

Revenue Recognition

The majority of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2005 or June 30, 2006. At December 31, 2005, there was no deferred revenue and approximately $10,774 of unbilled receivable related to these government contracts. At June 30, 2006 there was $12,024 (Unaudited) of deferred revenues and $115,086 (Unaudited) of unbilled receivables related to these government contracts.

The Company recognizes revenues on product sales, other than fixed-price contracts after shipment of the product to the customer. Accounts receivable are reviewed for collectibility quarterly. When management determines a potential collection problem, a reserve will be established, based on management’s estimate of the potential bad debt. When management abandons all collection efforts it will write off the account and adjust the reserve accordingly.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

Accounts receivable are reviewed for collectibility. When management determines a potential collection problem, a reserve will be established, based on management’s estimate of the potential bad debt. When management abandons all collection efforts it will directly write off the account and adjust the reserve accordingly.

Research and Development Costs

Research and development costs are charged to expense when incurred.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees. Through December 31, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), with pro forma disclosures of net income (loss) as if the fair value method had been applied. Accordingly, compensation cost for stock options was measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's 2005 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations was shown in a pro forma disclosure as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows". Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company's financial statements over the vesting period of the awards.

Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

For the six months ended June 30, 2006, the value of options vested during the period was $74,395 and has been reflected as compensation cost. As of June 30, 2006, the Company has unvested options of $774,117 which will be reflected as compensation costs as the options vest.

During the three months and six months ended June 30, 2005, the Company issued 292,000 and 352,000, respectively, of stock options. The pro forma disclosure related to the issuance of these options is as follows:

	3 months ended June 30, 2005 (unaudited)	6 months ended June 30, 2005 (unaudited)
Net loss as reported	$(1,912,660)	(3,627,030)
Stock based compensation	(67,200)	(392,240)
Pro forma loss	$(1,979,860)	$(4,019,270)
Pro forma net loss per share, basic and diluted	$(0.12)	$(0.24)

The assumptions used in calculating the fair value of the options granted during 2006, using the Black-Scholes option pricing model were: risk free interest rate, 4.47%, expected life, 10 years, expected volatility 70%, no expected dividends.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED

The assumptions used in calculating the fair value of the options granted during 2005, using the Black-Scholes option pricing model were: risk free interest rate, 4.47%, expected life, 10 years, expected volatility 70%, no expected dividends.

Fair Value of Financial Instruments

The recorded values of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair values based on their short-term nature. The carrying amount of the notes payable at December 31, 2005 and June 30, 2006 approximates fair value because the related effective interest rates on the instruments approximate rates currently available to the Company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and account receivable due from government agencies. The Company places its cash and cash equivalents with high credit quality financial institutions. From time to time such cash balances may be in excess of the FDIC insurance limit of $100,000.

Recent Accounting Pronouncements

 In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS 155 Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and 140. These SFAS’s deal with derivative and hedging activities, accounting for transfers and servicing of financial instruments and extinguishment of liabilities. SFAS 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The Company does not engage in the activities described in these SFAS’s and does not have any intention of engaging in those activities when SFAS 155 becomes effective. The Company has evaluated the impact of the adoption of SFAS 155, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE 3 INVENTORY

Inventory consists of the following:

	December 31, 2005	June 30, 2006 (Unaudited)
Raw materials	$441,800	$394,830
Work in process	—	7,517
Reserve for slow moving and obsolescence	(22,701)	(22,701)
	$419,099	$379,646

NOTE 4 CAPITALIZED LOAN FEES

Capitalized loan fees consist of legal fees and other direct costs incurred in obtaining the loans as described in Notes 6 and 7, and are amortized over the life of the loans using the effective interest method.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2005	June 30, 2006 (Unaudited)	Useful Lives
Computer software	$61,807	$65,049	3 years
Furniture and fixtures	103,180	113,369	6 years
Computer equipment	118,036	124,568	3 years
Office equipment	69,362	69,362	6 years
Lab and manufacturing equipment	4,305,775	4,362,912	6 years
Leasehold improvements	3,788,949	3,790,570	14 years
	8,447,109	8,525,830
Less accumulated depreciation and amortization	(4,056,090)	(4,656,778)

Property and equipment, net	$4,391,019	$3,869,052

For the six months ended June 30, 2006 and June 30, 2005 depreciation and amortization expense was $600,688 (Unaudited) and $609,268 (Unaudited).

NOTE 6 NOTE PAYABLE RELATED PARTIES

The Company was indebted to the Chairman of the Board of Directors and the Chief Operating Officer of Company under a $500,000 loan agreement entered into in November 2005. The note was due January 2006, was extended to April 25, 2006, and was paid in April 2006. Until the note was repaid, monthly interest only payments were required. The interest rate was 10%. The note was secured by all the assets of the Company. $500,000 was outstanding at December 31, 2005. The Company paid a $25,000 loan origination fee to the related parties in accordance with the agreement. As part of the agreement, the Company granted to the lenders warrants to purchase 320,000 shares of common stock which were valued at $0.98 per warrant. Accordingly, the Company recorded a loan discount of $313,600 which the Company amortized to interest expense over the original life of the loan. $156,800 was amortized during the year ending December 31, 2005. The remaining balance was fully amortized as of June 30, 2006. The Company issued 900,000 warrants to lenders as consideration for extending the note. The value of these extension warrants, approximately $716,000 (Unaudited), was charged to interest expense during the six months ended June 30, 2006.

NOTE 7 NOTES PAYABLE

As of December 31, 2005, notes payable consist of the following:

	Loan Balance	Loan Discount	Current Portion	Non current portion
(a) Senior Secured Notes	$2,125,797	$(506,940)	$1,396,218	$222,639
(b) Subordinated Secured
Convertible Notes	1,280,000	(214,133)	-	1.065,867
	$3,405,797	$(721,073)	$1,396,218	$1,288,506

As of June 30, 2006 notes payable consist of the following (Unaudited):

	Loan Balance	Loan discount	Current Portion	Non current Portion
(a) Senior Secured Notes	$1,565,906	$(328,020)	$1,237,886	$-
(b) Subordinated Secured
Convertible Notes	1,280,000	(175,200)	-	1,104,800
	$2,845,906	$(503,220)	$1,237,886	$1,104,800

 Senior Secured Notes Payable

During 2004, the Company issued $3,250,000 of notes payable to Investors. The term of the notes was 24 months, bearing interest at 10% per annum, with no principal and interest payments required for the initial 3 months. During the remaining 21 months, principal and interest payments sufficient to pay the loan in full at the end of 24 months were required. The notes were secured by all of the assets of the Company, including its intellectual property. 1 warrant was issued for every $1.33 of principal, with each warrant being convertible into 1 share of common stock at $3.75 per share. The warrants were fully vested and had a 6 year term. The Company determined there was no accounting value to be assigned to the warrants, based a calculation using an option pricing model. Of the total notes issued, $2,500,000 was loan by a limited partnership of which an officer of the Company is an owner. On October 31, 2004, $300,000 of the principal and $13,184 accrued interest was converted into 83,380 shares of Series C preferred stock.

During 2005, five of the seven note holders agreed to modify the terms of their notes. The modifications included deferring principal payments from April 2005 to March 2006, with principal payments commencing until the notes are fully paid in May 2007. As of June 30 2006, the monthly principal and interest payments are $149,571. In addition, 840,000 warrants were issued to the five note holders who elected to defer principal payments on their loans. The deferral warrants were valued at $0.71 a warrant or $596,400, using an option pricing model and are reflected as a loan discount amount, which is netted against the loan principal balance. The loan discount fee is being amortized over the life of the loan. As of December 31, 2005, the accumulated amortization of the loan discount fee was $89,460. As of June 30, 2006, the accumulated amortization of the loan discount fee was $328,020 (Unaudited).

 Subordinated Secured Convertible Notes Payable

During 2005, the Company issued $1,280,000 of subordinated, secured notes to 9 note holders. The terms of the notes include interest only payments for 24 months, thereafter the loans will be paid in full over the next twelve months. The loans are secured by all the assets of the Company, but take a secondary position to the Senior Secured Notes, above. The interest rate on the loans is 10%. The loans, at the option of the note holder, may be extended an additional three years, with the same terms as the original three year period. The conversion feature allows the note holder to convert outstanding principal and interest into common stock at a conversion price of $3.75. The conversion price is subject to downward adjustment upon the occurrence of certain stock offerings. The conversion price was reduced to $1.25, as a result of the offerings described in Note 8.

In addition, the Company issued 320,000 warrants in connection with this debt offering. The warrants were valued at $0.73 a warrant or $233,600, using an option pricing model and are reflected as a loan discount amount, which is netted against the loan principal balance. The loan discount fee is being amortized over the life of the loan. As of December 31, 2005, the accumulated amortization was $19,467. As of June 30, 2006, the accumulated amortization of the loan discount was $58,400 (Unaudited).

NOTE 7 NOTES PAYABLE CONTINUED

The aggregate maturities of long-term debt for each of the next three years are as follows as of December 31, 2005:

Amount
December 31, 2006	$1,396,218
2007	1,049,579
2008	960,000
$3,405,797

NOTE 8 STOCKHOLDERS’ EQUITY

Common Stock

At June 30, 2006, the Company had one class of common stock, 180,000,000 authorized, with a par value of $0.001 per common share.

Preferred Stock

The Company is authorized to issue a maximum of 20,000,000 shares of $0.001 par value preferred stock. No preferences have been set. The discretion of setting the preferences rests solely with the Company’s board of directors.

Common Stock Issued

During the six months ended June 30, 2006, the Company sold 572,526 units of equity instruments, at $5.00 per unit, consisting of 2,290,104 common shares and 572,526 warrants to purchase common stock for $1.50. Gross proceeds were $2,862,630. The purchase and sale agreement required the Company to register such shares and shares issuable upon exercise of the warrants and provided that if such shares were not timely registered with the SEC, shares equal to 1% of the shares purchased would be issued as a penalty every 30 days that the filing was not made. The Company determined that the penalty on the registration rights would cause the Company to recognize a warrant liability until such registration statement has been filed The Company determined that the fair value of warrants was $211,835 using an option pricing model and that such value should be established as a liability at the date of the warrant issuance with such value to being revalued each reporting period. See Note 13.

During the six months ended June 30, 2006, the Company sold 8,191,300 shares of common stock at $1.25 per share for proceeds of $10,239,125. The underwriter also received 2,347,140 warrants as compensation for the offering. The shares and warrants issued to the underwriter contain registration rights; however no penalties accrue in the event shares underlying the warrants are not registered. The Company calculated the value of the warrants issued to the underwriter as $1,736,884 based on an option pricing model. The value of such warrants is a cost of capital.

The cash costs associated with these issuances was $2,152,214 resulting in net proceeds to the Company of $10,949,541.

NOTE 9 STOCK OPTIONS AND WARRANTS

In July 2001, QPC’s Board of Directors approved the 2001 Stock Option Plan (the “2001 plan”) under which certain employees, directors, officers and independent contractors may be granted options to purchase up to an aggregate of 1,215,295 shares of the Company’s common shares. In May 2004, the 2001 plan was amended to increase the number of options which may be granted to 2,555,295. The options vest over a four-year period. The weighted-average estimated fair value of options granted in 2005 was $1.02. Upon the share exchange described in Note 1, these options were converted to options under the 2006 Plan.

In May 2006, QLI adopted the 2006 stock option plan (the 2006 Plan) under which certain employees, directors, officers and independent contractors may be granted options to purchase up to an aggregate of 5,400,000 shares of the Company’s common shares. The options may vest over a period not to exceed 10 years. The weighted-average estimated fair value of options granted in 2006 was $0.99 (Unaudited).

A summary of the Company’s stock option activity follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise
Options outstanding at December 31, 2005	1,965,250	0.29 to 1.25	0.40
Granted	860, 416	1.25	1.25
Exercised	(17,500)	0.38 and 1.25	.49
Cancelled	(2,500)	0.38	0.38
Options outstanding at June 30, 2006 (Unaudited)	2,805,666
Options exercisable at June 30, 2006 (Unaudited)	1,972,837

The assumptions used in calculating the fair value of the options granted during 2005, using the Black-Scholes option pricing model were: risk free interest rate, 4.47%, expected life 10 years, expected volatility 70%, no expected dividends. The assumptions used for calculating the options granted during 2006 were risk free interest rate ranging from 4.38% to 5.05%, expected life 10 years, expected volatility 70%, no expected dividends.

The following table summarizes information regarding options outstanding at June 30, 2006 (Unaudited):

	Options Outstanding			Options Exercisable
Number Outstanding	Range of Exercise Prices	Weighted-Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
2,805,666	$0.29-$1.25	5.22	$0.66	1,972,837	$0.42

For the six months ended June 30, 2006, the Company recorded compensation expense of $74,395 (Unaudited). The Company has unvested options which will require recognizing $774,117 (Unaudited) of compensation expense in the years, if any, in which the unvested options vest.

The Company has 4,514,431 warrants outstanding at December 31, 2005and 8,460,763 outstanding at June 30, 2006 (Unaudited) with exercise prices ranging from $1.25 to $3.75.

A summary of the Company’s warrant activity follows:

Number of Warrants

Warrants at January 1, 2004	-
Granted	4,305,186
Exercised
Cancelled

Warrants outstanding at December 31, 2004	4,305,186
Granted	2,207,033
Exchanged for stock to be issued	(1,997,788)
Cancelled

Warrants outstanding at December 31, 2005	4,514,431
Granted	3,946,332
Exercised	-
Cancelled	-
Warrants outstanding at June 30, 2006	8,460,763

During 2006, 2,347,140 warrants were issued to the underwriter as compensation for the stock sales described in Note 8. The value of these warrants was $1,736,884, determined using an option pricing model. The value was charged to additional paid in capital.

NOTE 10 - INCOME TAXES

At June 30, 2006, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $206,000,000 for Federal and for state purposes. The Federal carryforward expires in 2025 and the state carryforward expires in 2010. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards.

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets as of June 30, 2006 are as follows:

Deferred income tax asset:
Net operating loss carryforward	$6,800,000
Valuation allowance	(6,800,000)
Net deferred income tax asset	$-

For the six months ended June 30, 2006, management is evaluating the value of its carryforwards given the change of control which has occurred. Management does not believe the carrying value of the deferred tax asset will change materially from that presented above.

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Six months ended June 30
	2006	2005
Tax expense at the U.S. statutory income tax	(34.00)%	(34.00)%
Increase in the valuation allowance	34.00%	34.00%
Effective tax rate	—%	—%

NOTE 11 COMMITMENTS AND CONTINGENCIES

Operating Lease

On June 1, 2001, the Company signed an operating lease for office, research and development, and manufacturing space. The lease term is 60 months beginning June 1, 2001. The lease provides for two 5-year renewal terms. On August 22, 2005, the original lease was amended to extend the lease term to May 2016 and includes on 5 year renewal term. The Company also leases a vehicle under an operating lease. The Company has made a substantial investment in leasehold improvements based upon its ability to renew its lease for the periods shown above. The table below includes an estimate for estimated renewals.

The future minimum lease commitments are as follows:

Year Ended December 31	Amount
2006	279,544
2007	304,957
2008	304,957
2009	304,957
2010	304,957
Thereafter	1,651,851
Total minimum lease payments	$3,151,223

Rent expense for the year ended December 31, 2005 was approximately $321,018. For the six months ended June 30, 2006, rent expense was $150,096 (Unaudited).

During 2005 and 2004, the Company subleased a portion of its leased office, research and development, and manufacturing space under three separate subleases. The three sublease terms were 24 months beginning January 8, 2003, a month-to-month beginning April 1, 2004, and a month-to-month that began in January 2002. The sublease which commenced January 8, 2003 has converted to a month-to-month lease beginning January 2006. Rental income for the years ended December 31, 2005 and 2004 was $88,452 and $72,831, respectively. Rental income for the six months ended June 30, 2006 was $35,340 (Unaudited). Rental income is included in other income.

Employee Benefit Plan

The Company established a defined contribution plan allowing eligible employee income deferrals as permitted by Section 401 (k) of the Internal Revenue Code effective January 1, 2002. This plan covers substantially all full-time employees after minimum service requirements are met. The Company contributes a percentage of participants’ cash contribution subject to certain limits.

Potential Forbearance Fee

Pursuant to the terms of an Exchange Agreement with Finisar, we granted Finisar a royalty free, fully paid, nonexclusive license to all of our existing and future intellectual property (the "IP License"). Finisar has no right to grant sub-licenses (except to end users) or assign its rights prior to September 2006. The Company may pay Finisar a forbearance fee of up to $1,500,000 (to be credited against the Termination Fee described hereinafter), to extend the restriction on sub-licensing or assignment by Finisar until September 2008. The Company may extinguish this license by paying Finisar a Termination Fee of $5,000,000 at any time prior to September 2006, $5,500,000 from September 2006 through September 2007 or $6,000,000 from September 2007 until September 2008. In addition, the Company granted Finisar most favored nation pricing assurances with respect to all Company products. No assurance can be given that we will have adequate funds to repurchase the IP License prior to expiration of our repurchase rights. The existence of the IP License may impair our ability to realize the full value of our intellectual property assets. For example, we will not be able to enter into an exclusive license arrangement with any party as long as the IP License is outstanding. Finisar may potentially sell similar products at lower prices, thereby reducing our profit margin. Potential licensees may be expected to offer us less value for any nonexclusive rights as compared to the value we might realize if we were to grant exclusive rights. Moreover, the existence of the IP License may make it more difficult to enter into strategic business relationships with third parties.

NOTE 12 RECAPITALIZATION

As described in Note 1, the Company effected a recapitalization in which QPC became the accounting acquirer and QLI became the legal acquirer. As part of the share exchange agreement, the preferred stock holders of QPC converted their preferred stock into common stock of QLI at a ratio of one share of common stock for each share of preferred stock converted. In addition, certain of the stockholders of QPC Preferred stock series C elected to receive a common stock dividend in exchange for their vote in favor of the share exchange described in Note 1.

The effect of the recapitalization on the previously recomputed preferred and common stock of QPC is as follows:

	Preferred			Common
	A	B	C
January 1, 2006	3,172,203	2,525,468	1,597,975	5,492,156
Common stock dividend issued to preferred shareholders				8,793,951
Conversion of preferred stock to common stock	(3,172,203)	(2,525,468)	(1,597,975)	7,295,646
Balance January 1, 2006, as restated	-	-	-	21,581,753

NOTE 13 EMBEDDED DERIVATIVE LIABILITY

During the six months ended June 30, 2006, the Company sold 572,526 units. Each unit consisted of 4 shares of common stock, for a total of 2,290,104 shares of common stock and one warrant for a total of 572,526 warrants. See Note 8. Theses warrants expire 18 months from May 12, 2006.

The warrants are classified as a liability under SFAS 133 and EITF 00-19 rather than equity because the stock subscription agreements have certain terms and conditions whereby the Company is required to issue additional shares to these stockholders equal to 1% of the shares sold in the offering for each 30 day period the Company is late in filing its registration statement with the United States Securities and Exchange Commission. The outstanding warrants are fair valued each reporting period and the derivative liability adjusted accordingly. At the dates of warrant issuance the estimated fair value was $211,835. At June 30, 2006 the total fair value of the derivative liability was estimated to be $183,208. The net decrease of $28,626 in the derivative liability was recorded as income on derivative instruments in the consolidated statement of operations, included in other income.

Note 14 - SUBSEQUENT EVENT

Subsequent to June 30, 2006, the Company sold 1,245,300 shares of common stock at $1.25 per share for gross proceeds of $1,556,625 and net proceeds of $1,354,263. Brookstreet Securities received 249,060 warrants to purchase common stock of the Company at a price of $1.25 in connection with the underwriting subsequent to June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as may,”  “should,”  “expect,”  “anticipate,”  “believe,”   “estimate,”  “intend,”  “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” below, as well as our financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk factors” and elsewhere in this Form 10QSB. We assume no obligation to update any forward-looking statements.

 Overview

Background

Quintessence Photonics Corporation (“QPC”), a wholly owned subsidiary of QPC Lasers, Inc. has high power laser diode technology platforms that combine high beam quality and power with high efficiencies and low cost of manufacture that management believes are unmatched by competing laser technology. These platforms include a “Surface Emitting Array” technology that permits fabrication of complete high power arrays on a single chip, novel processes for fabricating diodes that are intended to operate at 300% of the power of conventional chips without burning out, and laser diode designs that are intended to have ten times (10x) the brightness of conventional diode lasers. These technologies are protected by patents and by trade secrets, as appropriate.

We were incorporated in November 2000 by Jeffrey Ungar, Ph.D. and George Lintz, MBA (our “Founders”). The Founders began as entrepreneurs in residence with DynaFund Ventures in Torrance, California and wrote the original business plan during their tenure at DynaFund Ventures from November 2000 to January 2001. The business plan drew on Dr. Ungar’s 17 years of experience in designing and manufacturing semiconductor lasers and Mr. Lintz’s 15 years of experience in finance and business; the primary objective was to build a state of the art wafer fabrication facility and hire a team of experts in the field of semiconductor laser design.

After operating as a private company for almost six years, on May 12, 2006 and June 13, 2006, the shareholders of QPC entered into Share Exchange Agreements with QPC Lasers, Inc. (“QPCI”) in which all of the shareholders of QPC exchanged their shares, warrants and options for shares warrants and options of QPCI. QPCI was a public reporting company; and as a result of the exchange, QPC Lasers was the surviving entity and is now a public reporting company. Our predecessor public company was incorporated in August 31, 2004 as Planning Force, Inc. The term “Company” refers to QPC Lasers or QPC as the context requires.

With the proceeds of the initial financings, the Founders recruited three scientists who had previously worked for Dr. Ungar to form the core of our chip design team. We entered into a lease on an industrial building in Sylmar, California, and proceeded to customize the facility, outfitting it with a unique set of semiconductor growth and processing equipment.

The founders and initial investors believed that the potential laser diode technology that could be developed would be robust and our success would not be dependent on a single market. Our originally targeted market was fiber optic telecommunications. As it became clear within the first two years of operations that the telecommunication market was experiencing a slump, we investigated numerous markets that could benefit from our laser diode technology. The Founders and the Board of Directors selected high power laser manufacturing for applications in the materials processing industry because of its mature market size of over one billion dollars per year. Our market research determined that we would have compelling competitive advantages in the materials processing market, printing and medical markets, and that the burgeoning defense/homeland security laser market had significant areas of technology overlap with the industrial materials processing market.

In the first calendar quarter of 2003, we decided on a course to: (a) pursue the materials processing and defense/homeland securities market as long term target markets (with development of our Generation III products); (b) initiate a market presence by offering Generation I products which are in “form, fit and function” the same as other available products, but with higher reliability; (c) develop Generation II products which are form and fit the same as other available products, but with much higher functionality ; and (d) use U.S. Government development funds to subsidize the development of our commercial products. We released our Generation I products in the second quarter of 2004, and released some of our Generation II products in the fourth quarter of 2005 through the second quarter of 2006. We expect to release some Generation III prototypes during Calendar Year 2007. Generation I and II products have been sold to customers in the medical, printing, and defense industries.

We have used government development funds to subsidize product development. We were awarded four Phase I “Small Business Innovation Research” contracts; three of them have progressed to Phase II contracts. In general, these contracts are cancelable and in some cases include multiple phases associated with meeting technical milestones. In the second quarter of 2006, we signed a sub-contract as part of a team working on a project for the Defense Advance Research Project Agency (“DARPA”). Our portion of the DARPA contract is $3.1 million which is to be performed in two phases over three years. This contract will fund development of semiconductor lasers to be used for Directed Energy Weapons; and the technology overlaps our development of lasers for the industrial materials processing markets. DARPA funds very advanced technology research and development that could be used in the future as part of defense systems for our country. Management believes that QPC’s contract award is very significant both because of its size and the validation of QPC as a resource for very advanced technology.

In the second quarter of 2006, QPC was also awarded a subcontract as part of a team working on a project for the United States Missile Defense Agency to develop lasers that emit mid-infrared wavelengths. Management believes that upon successful development of these diode lasers, the United States will be able to use them in defense of military and commercial aircraft, as part of a system for infrared countermeasures against heat seeking missiles. We also believe that they will bring us closer to creating a compact and affordable system for detection of biochemical agents in public places. The contract is a Phase III follow-on contract from an earlier contract that QPC completed which demonstrated the early phases of feasibility of our technology. Our portion of This Phase III contract is $800,000 and is to be performed over twelve months.

The United States Army Research Laboratory awarded us a Phase II development contract in the first quarter of 2006 and we began performing under this contract in the second quarter of 2006. The contract is a follow-on contract from an earlier contract with the same customer in which QPC demonstrated its ability to develop diode lasers that emit wavelengths that are safer to the human eye than conventional high power diode wavelengths. Management believes that upon successful completion of the diode laser project, these lasers will be used in both military and commercial systems to limit accidental damage to human eyes of system operators, friendly forces, and bystanders. The Army contract amount is $673,028 and is to be performed by March 2008.

In addition to U.S. Government funds, we have received development funds from U.S. prime defense contractors as well as a major foreign military contractor. The funds that we have received and expect to receive are for development that overlaps with our commercial development.

In the medical laser market, QPC has received production orders and new product development orders from a large medical laser manufacturer. Other medical equipment manufacturers have also ordered from us. In the industrial market, QPC has received a substantial order for development and production of optical sensing lasers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

Revenue Recognition

The majority of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2005 or June 30, 2006. At December 31, 2005, there was no deferred revenue and approximately $10,774 of unbilled receivable related to these government contracts. At June 30, 2006 there was $12,024 (Unaudited) of deferred revenue and $115,086 (Unaudited) of as yet unbilled receivables related to these government  contracts. The Company recognizes revenues on product sales, other than fixed-price contracts after shipment of the product to the customer. Accounts receivable are reviewed for collectibility quarterly. When management determines a potential collection problem, a reserve will be established, based on management’s estimate of the potential bad debt. When management abandons all collection efforts it will write off the account and adjust the reserve accordingly.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Sales & Product Releases

QPC signed its first government development contract in the second quarter of 2002 and we shipped our first commercial product in the second quarter of 2004. We hired our first salesman in the fourth quarter of 2003, added a Director of Worldwide Sales in the third quarter of 2004 and a Senior Vice President of Marketing & Sales in the second quarter of 2005. Our Marketing and Sales Department is headed by Dr. Paul Rudy; he was recruited from a Director of Marketing position at Coherent Inc., the world’s largest publicly traded laser company. Dr. Rudy’s Ph.D. in physics and his eight years of sales and marketing experience uniquely qualified him to become head of sales and marketing. QPC’s Sales Department currently has three full time personnel and a network of worldwide representatives and distributors.

We currently have five personnel in our Sales and Marketing department, in addition to eight representative organizations in Europe and Asia. We currently have more than 25 customers. We are still in the qualification stage of the sales cycle with most of these customers. However, several customers have made repeat orders and one customer ordered and received production quantity and made repeat orders. We expect many of the customers in the qualification phase to turn into production quantity customers in the future. We have received “Non-recurring Engineering” funds, or “NRE” from several customers to develop custom products for them using our proprietary technology.

Total sales grew from $89,161 in 2002; to $229,079 in 2003; to $1,062,133 in 2004 to $1,073,091 in 2005. Total sales for the first half of 2006 were $842,910.

During the second quarter of 2006, QPC was awarded new contracts totaling approximately $4.6 million, from which $2.3 million of revenue is expected in the next 12 months This compares with the actual revenue of $325,000 for the 12 months following the contracts awarded in the same quarter of the prior year (second quarter 2005). Based on QPC’s total backlog, revenue for calendar year 2006 is expected to be in the range of $2 million to $3 million. This would represent a substantial increase over our 2005 revenues of $1.07 million. However, in accordance with standard business practices, contracts are cancelable and in some cases include multiple phases associated with meeting technical milestones.

In the second quarter of 2006, we also received orders from new and existing customers in the medical, industrial defense and homeland security markets. The contracts covered standard laser products, customized laser products, advanced hardware developments and technology studies. Government contract awards are seasonal with the second quarter being the busiest. Therefore, the government contracts we received in the second quarter of 2006 are likely to be the majority of the government contract awards that QPC will receive for the calendar year. QPC expects commercial contract awards in the second half of 2006 to be greater than government contract awards in the second half of 2006.

QUARTER ENDED JUNE 30, 2006 COMPARED TO THE QUARTER ENDED JUNE 30, 2005

REVENUE. During the quarter ended June 30, 2005, QPC had revenue of $577,346 as compared to revenue of $263,118 during the quarter ended June 30, 2005, an increase of approximately 119%. This increase is attributable to an increase in both commercial sales and government contracts. We have expanded our sales and marketing resources and we have increased our product offerings. Additionally, we were awarded three government contracts during the period, on which we began to perform and bill.

COST OF REVENUE. Cost of revenue, which consists of direct labor, overhead and material costs, was $495,022 for the quarter ended June 30, 2006 as compared to $243,258 for the quarter ended June 30, 2005.This increase is attributable to increased revenue from both commercial sales and government contracts.

GROSS PROFIT. Gross profit was $82,324 for the quarter ended June 30, 2006 as compared to $19,860 for the quarter ended June 30, 2005, representing gross margins of approximately 14% and 8%, respectively. Costs include non-recurring engineering expenses and hence the aforementioned margins are not representative of product shipment margins. The increase in our gross profits is attributable to increased efficiencies in our operations.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material and overhead, totaled $1,134,986 for the quarter ended June 30, 2006, as compared to $1,293,161 for the quarter ended June 30, 205 a decrease of approximately 12%. The decrease in research and development costs is attributable to the shift from development to manufacturing for some of our mature products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,510,035 for the quarter ended June 30, 2006, as compared to $578,977 for the quarter ended June 30, 2005, an increase of approximately 161%. Approximately $406,000 of this expense was a non-cash expense attributable to equity compensation given to investor relations consultants and the amortization of unearned compensation. Additionally, increased investor relations, legal and accounting costs are attributable to becoming a publicly traded company with increased compliance obligations and investor relations needs. We expect these categories of expenses to increase in future quarters, based on anticipated growth of the Company; however, we do not believe that the percentage increase will be as great in future quarters.

NET LOSS. QPC had a net loss of $3,127,904 for the quarter ended June 30, 2006 as compared to a net loss of $1,912,660 for the quarter ended June 30, 2005..$336,332 of the expenses in the quarter ended June 30, 2006 were one-time expenses attributed to the cost of the reverse merger transaction in which we became a public company. In addition, a non-cash expense of approximately $198,500 was included as expense associated with warrant issuance related to the related party note which was extended in January 2006 and repaid in April 2006 and amortization of loan discount. Also, a non-cash expense of approximately $36,000 of option expense was recorded this quarter.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

REVENUE. During the six months ended June 30, 2006, the Company had revenue of $842,910 as compared to revenue of $523,181during the six months ended June 30, 2005, an increase of approximately 61%. This increase is attributable to an increase in both commercial sales and government contract work which are a result of our expanded sales and marketing resources and our increase in released products. Additionally, we were awarded three government contracts for which we began to perform and bill.

COST OF REVENUE. Cost of revenue, which consists of direct labor, overhead and material costs, was $774,748 for the six months ended June 30, 2006 as compared to $428,234 for the six months ended June 30,2005. This increase is attributable to increased revenue from both commercial sales and government contracts

GROSS PROFIT. Gross profit was $68,162 for the six months ended June 30, 2006 as compared to $94,947 for the six months ended June 30, 2005, representing gross margins of approximately 8% and 18%, respectively. Costs include non-recurring engineering expenses and hence the aforementioned margins are not representative of product shipment margins The decrease in our gross profits is attributable to our increase in commercial sales relative to our government contracts. Since we have released new products, there are still inefficiencies in the manufacturing operations. These inefficiencies largely affect our commercial products rather than the government contracts. As our manufacturing operations mature, we expect to have increased efficiencies and better margins.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material and overhead, totaled $2,258,778 for the six months ended June 30, 2006, as compared to $2,483,267 for the six months ended June 30, 2005, a decrease of approximately 9%.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $2,888,464 the six months ended June 30, 2006, as compared to $1,117,620 for the six months ended June 30, 2005, an increase of approximately 158%. Approximately $406,000 of this expense was a non-cash expense attributable to equity compensation given to investor relations consultants and the amortization of unearned compensation. Additionally, increased investor relations, legal and accounting costs are attributable to becoming a publicly traded company with more compliance and investor relations issues. We expect these categories of expenses to increase in future periods, based on anticipated growth of the Company; however, we do not believe that the percentage increase will be as great in future periods.

NET LOSS. QPC had a net loss of $6,258,306 for the six months ended June 30, 2006 as compared to a net loss of $3,627,30 for the six months ended June 30, 2005. $336,332 of the expenses in the six months ended June 30, 2006 were one-time expenses attributed to the cost of the reverse merger transaction. In addition, approximately $718,000 was included as expense associated with warrant issuance related to the related party note which was extended in January 2006 and repaid in April 2006 and amortization of loan discount. Also, approximately $ 74,000 of option expense was recorded this six month period

Liquidity and Capital Resources

QPC lost $6,258,306 during the six months ended June 30, 2006 and has a cumulative deficit of $39,072,092 as of June 30, 2006. Our negative cash flow is currently in excess of $700,000 per month. We project the Company to have positive cash flow from operations no sooner than the last quarter of 2007. Our cash balance at June 30, 2006 is $5,802,838.

Current resources and sales projections require us to raise an estimated $3 to $5 million of additional capital for use in the next 12 to 18 months for operating capital. Depending on market conditions, and cash needs, we expect to raise this additional capital in the twelve months by means of a private placement or other financing vehicle.

We may require additional funds if we chose to pay a termination fee or forbearance fee to Finisar Corporation pursuant to our licensing agreement with them. In 2003, we granted Finisar a royalty free, fully paid, nonexclusive license to all of our existing and future intellectual property (the "IP License"). Finisar has no right to grant sub-licenses (except to end users) or assign its rights prior to September 2006. The Company may pay Finisar a forbearance fee of up to $1,500,000 (to be credited against the termination fee) to extend the restriction on sub-licensing or assignment by Finisar for two years or until September 2008. The Company may extinguish this license by paying Finisar a termination fee of $5,000,000 at any time prior to September 2006, $5,500,000 from September 2006 through September 2007 or $6,000,000 from September 2007 until September 2008.The minimum amount of the forbearance fee according to the contract is $750,000.

In addition to raising capital through private placements, we are exploring the possibility of engaging a corporate investor whose business areas can potentially leverage QPC’s technology and products. A strategic investor may be granted a favorable business arrangement, such as an exclusive license in a certain area of business as an inducement to make an investment in QPC. We believe that there are potential strategic investors who could leverage QPC’s technology to increase their own sales and contracts to much larger volumes than QPC could attain directly in the near to intermediate term.

We cannot assure you that the additional financing we need (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included in their audit report for fiscal 2005 an explanatory paragraph expressing doubt about our ability to continue as a going concern.

Financing History

We secured our first round of equity financing in August 2001, led by Finisar Corporation (NASDAQ: FNSR), a telecommunications component manufacturer, headquartered in Sunnyvale, California. Finisar invested $5 million and DynaFund Ventures invested $2 million in our preferred stock. Other investors, including small funds and individuals, invested $2.03 million in the first round of financing.

In addition to Finisar’s equity investment, they made a five-year term loan to us for $7 million, closing in two tranches between August 2001 and January 2002. The total investment of Finisar was $12 million including the preferred equity and debt. The total equity and debt capital invested in our company, as of January 2002, was $16 million.

In the third quarter of 2003, we raised a second round of equity financing. Finisar converted the $5 million remaining principal balance on their term loan into our Series B Preferred Stock and we raised an additional $2.8 million in new cash. Three of the five members of the Board of Directors at that time, founders Dr. Ungar and Mr. Lintz and independent director, Dr. Israel Ury, each purchased preferred stock in the Series B round of financing.

In the second quarter of 2004, we entered into a senior secured two-year note transaction with various investors and raised $3.25 million. In the second quarter of 2005, approximately $2.1 million of the $2.4 million outstanding balance was extended for an additional year. The largest participant in the note transaction, investing $2.5 million, was Envision Partners of which QPC’s Chief Financial Officer, Mr. Lintz, is a 50% partner. As of June 30, 2006 the outstanding principal balance of the senior secured note was $2,342,686.  2,433,609 of warrants were issued in connection with this financing. In addition, 804,000 warrants were issued in connection with the extension.

From the fourth quarter of 2004 through the first quarter of 2005, we raised $5.9 million in a third round of equity financing. Investors who participated in this round were approximately sixty high net worth individuals.

In third quarter 2005, we raised $215,500 through a sale of our common stock to eight high net worth individuals.

In the third quarter of 2005 we entered into a subordinated secured note with various investors for $1,280,000. As of June 30, 2006 the outstanding principal balance was $1,280,000. 320,000 warrants were issued in connection with this financing.

In November 2005, we raised $500,000 pursuant to a 10% secured note financing with Jeffrey Ungar, our Chief Executive Officer, and George Lintz, our Chief Financial Officer. Pursuant to these bridge notes, we issued these lenders warrants to purchase 320,000 shares of common stock at $1.25 per share (“Bridge Warrants”). In connection with extensions of the maturity date of these bridge notes from January 2006 to April 2006, we granted 900,000 additional Bridge Warrants to these lenders. The bridge notes were paid in full as of April 25, 2006.

In January 2006, through a private placement offering, referred to as the Brookstreet Tranche I offering, we raised $2,862,630 from the sale of 572,526 units of our securities, each unit consisting of four shares of common stock and one warrant to purchase one share of common stock at $1.50 per share (for a total of 2,290,104 shares of common stock and 572,526 warrants).

In a series of private placement closings between March 31, 2006 and June 30, 2006, referred to as the Brookstreet Tranche II offering, we raised $10,239,125 from the sale of 8,191,300 shares of common stock at a price of $1.25 per share. Subsequent to June 30, 2006, the Company sold an additional 1,245,300 shares of common stock at $1.25 per share as part of this Offering for gross proceeds of $1,556,625 and proceeds net of underwriting fees of $1,354,263. In addition, the Company issued 2,347,140 warrants to Brookstreet Securities as of June 30, 2006 in connection with the underwriting. Subsequent to June 30, 2006 the Company issued 249,060 warrants to Brookstreet Securities in connection with the underwriting.

Capital Expenditures

From January 1, 2006 to June 30, 2006 we spent approximately $77,000 on manufacturing equipment, computer equipment and software, furniture and cubicles. We expect our capital expenditures to increase significantly in the second half of 2006 based on growth of our operations,and increased orders and personnel. We are considering expanding our manufacturing area by up to 10,000 square feet. Our facility has warehouse space that is contiguous to our present manufacturing area that we are considering using for the manufacturing area expansion. We expect that expansion, should we choose to proceed to cost in the range of $1 million to $2 million.

Recent Accounting Pronouncements

 In June 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” a replacement of existing accounting pronouncements. SFAS 154 modifies accounting and reporting requirements when a company voluntarily chooses to change an accounting principle or correct an accounting error. SFAS 154 requires retroactive restatement of prior period financial statements unless it is impractical. Previous accounting guidelines allowed recognition by cumulative effect in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SFAS 155 Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and 140. These SFAS’s deal with derivative and hedging activities and accounting for transfers and servicing of financial instruments and extinguishment of liabilities. FAS 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The Company does not engage in the activities described in these SFAS’s and does not have any intention of engaging in those activities when SFAS 155 becomes effective. The Company has evaluated the impact of the adoption of SFAS 155, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

RISK FACTORS—

FACTORS THT MAY AFFECT FUTURE PERFORMANCE

You should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings.  Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

 RISKS OF THE BUSINESS

Because we are not profitable and expect to incur additional losses, we may require additional financing to sustain our operations and without it we may not be able to continue operations. At June 30, 2006, we had cash on hand of $5,802,838. Through June 30, 2006, our cumulative losses of approximately $39,072,092 million. We have never earned a profit and we anticipate that we will continue to incur losses for at least the next 12 to 18 months. We continue to operate on a negative cash flow basis. Our independent accountants have issued a going concern qualification in their report on our financial statements as of and for the period ending December 31, 2005. We believe that we will need to raise at least an additional $3,000,000 in financing in order to have sufficient financial resources to fund our operations for the next 12 months because we are running a cash flow deficit. We may need additional funds to continue our operations, and such additional funds may not be available when required.

To date, we have financed our operations through the sale of stock and certain borrowings. We expect to continue to depend upon outside financing to sustain our operations for at least the next 12 months. Our ability to arrange financing from third parties will depend upon our perceived performance and market conditions. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately forcing us to go out of business.

We have no committed sources of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from limited cash flow from operations, our cash on hand and the net proceeds from equity financings. If our capital resources are insufficient, we will have to raise additional funds. We may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of our common stock. If we choose to raise additional funds through the issuance of equity securities, this may cause significant dilution of our common stock, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

We are an early stage company with a limited operating history no significant revenues. We were formed in November 2000. Since that time, we have engaged in the formulation of a business strategy and the design and development of technologically advanced products. We have recorded limited revenues from various government-funded research programs, and we have generated only limited revenues from the sale of products. Our ability to implement a successful business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business.

We do not have sufficient revenues to service our debt. As of June 30, 2006, we had $2,845,906 of debt secured by our fixed assets and intellectual property. The debt accrues interest at a rate of 10% per annum and requires monthly payments until June 25, 2007. Additional debt accrues interest at a rate of 10% per annum and requires monthly payments until September 30, 2008, and may be extended at the option of the lenders under certain conditions.

We have only limited proven commercial products. We are currently engaged in the design and development of laser diode products for certain industrial and defense applications. Our most advanced technologies, including without limitation, our “Generation III” products, are in the design or prototype stage. These technologies may not be commercially viable for at least one year, more specifically, we expect to ship prototypes of our Generation III products in the calendar year 2007, if they ever become viable at all. We have received only a limited number of purchase orders for our products and we only have a limited number of contractual arrangements to sell our products. The process of qualifying laser diodes for purchase by commercial or defense customers is lengthy and unpredictable. No assurance can be given that any of our products will achieve commercial success.

We are dependent on our customers and vulnerable to their sales and production cycles. For the most part, we do not sell end-user products. We sell laser components that are incorporated by our customers into their products. Therefore, we are vulnerable to our customers’ prosperity and sales growth. Failure of our customers to sell their products will ultimately hurt their demand for our products, and thus, have a material adverse effect on our revenues.

Unusually long sales cycles may cause us to incur significant expenses without offsetting revenue. Customers often view the purchase of our products as a significant and strategic decision. Accordingly, customers typically expend significant effort in evaluating and testing our products before making a decision to purchase them, resulting in a long sales cycle, While our customers are evaluating our products and before they place an order, we may incur substantial expenses for sales and marketing and research and development to customize our products to the customer's needs. Even after evaluation, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses.

The markets for our products are subject to continuing change that may impair our ability to successfully sell our products. The markets for laser diode products are volatile and subject to continuing change. For example, since 2001, the market for telecommunications and data communications products has been severely depressed while a more robust market for defense and homeland security applications has developed during the past year and a half. We must continuously adjust our marketing strategy to address the changing state of the markets for laser diode products, we may not be able to anticipate changes in the market and, as a result, our product strategies may be unsuccessful.

Our products may become obsolete if we are unable to stay abreast of technological developments. The photonics industry is characterized by rapid and continuous technological development if we are unable to stay abreast of such developments, our products may become obsolete. We lack the substantial research and development resources of some of our competitors. This may limit our ability to remain technologically competitive.

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team. We are heavily dependent on the continued services of Jeffrey Ungar, our Chief Executive Officer, George Lintz, our Chief Financial Officer and Chief Operating Officer, , Tim Franey, our Vice President of Manufacturing and Paul Rudy, our Senior Vice President of Marketing and Sales. We do not have long-term employment agreements with any of the members of our senior management team. Each of those individuals without long-term employment agreements may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. We maintain $8.0 million and $2.0 million key man insurance policies on Mr. Ungar and Mr. Lintz, respectively. Although we intend to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

We are also dependent for our success on our ability to attract and retain technical personnel, sales and marketing personnel and other skilled management. Our success depends to a significant degree upon our ability to attract, retain and motivate highly skilled and qualified personnel. Failure to attract and retain necessary technical personnel, sales and marketing personnel and skilled management could adversely affect our business. If we fail to attract, train and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.

Our business is dependent upon proprietary intellectual property rights. We have employed proprietary information to design our products. We seek to protect our intellectual property rights through a combination of patent filings, trademark registrations, confidentiality agreements and inventions agreements. However, no assurance can be given that such measures will be sufficient to protect our intellectual property rights. If we cannot protect our rights, we may lose our competitive advantage. Moreover, if it is determined that our products infringe on the intellectual property rights of third parties, we may be prevented from marketing our products.

The grant to Finisar of a nonexclusive license to our intellectual property rights may impair our ability to realize the full value of our intellectual property assets. Pursuant to the terms of an Exchange Agreement with Finisar, we granted Finisar a royalty free, fully paid, nonexclusive license to all of our existing and future intellectual property (the "IP License"). Finisar has no right to grant sub-licenses (except to end users) or assign its rights prior to September 2006. The Company may pay Finisar a forbearance fee of up to $1,500,000 (to be credited against the Termination Fee described hereinafter), to extend the restriction on sub-licensing or assignment by Finisar until September 2008. The Company may extinguish this license by paying Finisar a Termination Fee of $5,000,000 at any time prior to September 2006, $5,500,000 from September 2006 through September 2007 or $6,000,000 from September 2007 until September 2008. In addition, the Company granted Finisar most favored nation pricing assurances with respect to all Company products. No assurance can be given that we will have adequate funds to repurchase the IP License prior to expiration of our repurchase rights. The existence of the IP License may impair our ability to realize the full value of our intellectual property assets. For example, we will not be able to enter into an exclusive license arrangement with any party as long as the IP License is outstanding. Finisar may potentially sell similar products at lower prices, thereby reducing our profit margin. Potential licensees may be expected to offer us less value for any nonexclusive rights as compared to the value we might realize if we were to grant exclusive rights. Moreover, the existence of the IP License may make it more difficult to enter into strategic business relationships with third parties.

We currently rely on R&D Contracts with the U.S. Government. Currently, a significant part of our near term revenue is expected to be derived from research contracts from the U.S. Government. Changes in the priorities of the U.S. Government may affect the level of funding of programs. Changes in priorities of government spending may diminish interest in sponsoring research programs in our area of expertise.

We may incur debt or issue preferred stock in the future. In order to purchase equipment, terminate the Finisar License Agreement or fund operations, QPC may issue additional debt instruments or preferred stock which will have a senior claim on the assets of QPC in the event of a sale of assets. Debt service may cause strain on cash flow and impair business operations.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed. The laser industry is highly competitive with numerous competitors from well-established manufacturers to innovative start-ups. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to compete more effectively on the basis of price and production and more quickly develop new products and technologies. In addition, new companies may enter the markets in which we compete, further increasing competition in the laser industry. For instance, larger companies such as Northrop Grumman and BAE Systems are currently developing laser technology to protect airliners from portable rocket launchers. We believe that our ability to compete successfully depends on a number of factors, including our innovative and advanced R & D department, strength of our intellectual property rights, and advanced manufacturing facility are the most important competitive factors and we plan to employ these elements as we develop our products and technologies, but there are many other factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common shares.

If our facilities were to experience catastrophic loss, our operations would be seriously harmed. Our facilities could be subject to a catastrophic loss from fire, flood, earthquake or terrorist activity. All of our research and development activities, manufacturing, our corporate headquarters and other critical business operations are located near major earthquake faults in Sylmar, California, an area with a history of seismic events. Any such loss at this facility could disrupt our operations, delay production, and revenue and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, we cannot assure you that our existing insurance coverage will be adequate against all other possible losses.

The relative lack of public company experience of our management team may put us at a competitive disadvantage. Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with Federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock. We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC. Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, must incur additional expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. We have not evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2006. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance. Although we currently have property insurance, liability insurance, and employment practices liability insurance, we may not be able to obtain all insurance policies that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, our financial condition may be materially adversely affected. We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage the Company.

Economic, political, military or other events in the United States could interfere with our success or operations and harm our business. We market and sell our products and services in the United States and abroad. The September 11, 2001 terrorist attacks disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and the military action, or possible military action, taken by the United States and other nations, in Iraq or other countries may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy or, more particularly, result in delays or cancellations of purchase orders for our products or extends the sales cycles with potential customers, our business and results of operations could be materially adversely affected. We are unable to predict whether the threat of new attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

MARKET RISKS.

Our common stock may be thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. Prior to the Share Exchange in May 2006, QPC’s shares were not publicly traded. Through this Share Exchange, QPC has essentially become public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we will be required to undertake efforts to develop market recognition for us and support for our shares of common stock in the public market. The price and volume for our common stock that will develop after the Share Exchange cannot be assured. The number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks, months, or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the Common Stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

The market price for our common stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price could continue to be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our shares of common stock may be sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Second, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors will be beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;
•	announcements of new products or services by us;
•	fluctuations in interest rates;
•	significant sales of our common stock, including “short” sales;
•	the operating and stock price performance of other companies that investors may deem comparable to us; and
•	news reports relating to trends in our markets or general economic conditions.

The stock market in general, and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against a director. QLI’s articles of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, QLI’s articles of incorporation and bylaws may provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize their investment.

Our operating results may fluctuate significantly, and these fluctuations may cause our common stock price to fall. Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. Factors that may affect our quarterly results include:

•	market acceptance of our products and technologies and those of our competitors;
•	speed of commercialization of our early stage, state-of-the-art designs and developments;
•	our ability to attract and retain key personnel; and
•	our ability to manage our anticipated growth and expansion.

Our executive officers, directors and insider stockholders own or control at least 45% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your Shares. We estimate that approximately 45% of our outstanding shares of common stock is owned and controlled by a group of insiders, including our directors and executive officers. Such concentrated control of the Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire Shares, you may have no effective voice in the management of the Company.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded, as of the end of such period, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods; with the exception that we believe that there is a material weakness in the procedures for the accounting and recording of equity transactions in the financial statements. Management is taking actions to remediate any of the foregoing deficiencies.

(b) Changes in Internal Controls.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II -Other information

Item 1 Legal Proceedings

Not applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2006, the Company sold 10,481,404 shares of restricted common stock for total gross proceeds of $13,101,755.

From May 19, 2006 to June 16, 2006, the Registrant held five closings in which it offered and sold an aggregate of 4,820,500 shares of its common stock at $1.25 per share to certain accredited investors and received gross proceeds of $ 6,025,625 (the “Offering”) pursuant to subscription agreements. These shares were offered through a private placement in which Brookstreet Securities Corporation acted as the placement agent. The placement agent received a commission of 8.0% of the gross proceeds along with a 2.0% non-accountable marketing allowance and a 3.0% non-accountable expense allowance. The Registrant received net proceeds of $ $5,242,295 from the Offering.

During the six months ended June 30, 2006 Brookstreet also received warrants to purchase Registrant common stock in an amount equal to 20% of the shares sold, at an exercise price of $1.25 per share. Based on the sale of 10,481,404 shares in the Offering, Brookstreet received warrants to purchase 2,096,280 shares of common stock. The value of the warrants issued to Brookstreet was $1,736,884.

Subsequent to June 30, 2006, the Company sold an additional 1,245,300 shares of common stock at $1.25 per share as part of this Offering for gross proceeds of $1,556,625 and net proceeds of $1,354,263. Brookstreet Securities received 249,060 warrants to purchase common stock of the Registrant at a price of $1.25 in connection with the underwriting subsequent to June 30, 2006.

Each of the investors in this financing qualified as an “accredited investor” as that term is defined in the Securities Act of 1933 as amended.

In May, 2006, we issued 1,200,000 shares of restricted common stock to an investor relations firm for services to be performed over twelve months. The value of the shares was $1,500,000. In March and May, 2006, we issued a total of 100,000 warrants to purchase common stock at a price of $1.25 per share to an investor relations firm for services; the warrants were valued at $36,000.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Description of Document

2.1	Share Exchange Agreement by and among Quintessence Photonics Corporation (“Target”), QPC Lasers, Inc., the shareholders of Target, and Julie Morin dated May 12, 2006 (1)
3.1	Articles of Incorporation of QPC Lasers, Inc. as filed with the State of Nevada, as amended. (1) (2)
3.2	Bylaws of QPC Lasers, Inc. (1)
4.1	Registration Rights Agreement
4.2	Form of Investor Warrant
4.3	Form of Bridge Lender Warrant
4.4	Form of Brookstreet Warrant
10.1	2006 Stock Option Plan
10.2	Bridge Loan Agreement
10.3	Real Property Lease

31.01	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Chief Executive Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Chief Financial Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registrant’s Form 8-K dated May 12, 2006.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2006	QPC Lasers, Inc.

/s/ George Lintz
George Lintz Chief Operating Officer, Chief Financial Officer

/s/ Jeffrey Ungar Chief Executive Officer