Form 10QSB
period 2006-09-30
QPC Lasers
filed 2006-11-20
CIK 1310753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number: 000-28153

QPC Lasers, Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

20-1568015

(I.R.S. Employer Identification No.)

15632 Roxford Street, Sylmar, CA. 91342

(Address of principal executive offices) (Zip Code)

(818) 986-0000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐No.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes    ☒No

There were 37,311,506 shares of the registrant's common stock outstanding as of September 30, 2006.

INDEX TO FORM 10QSB

		PAGE
PART 1	FINANCIAL INFORMATION	2

Item 1.	Condensed Financial Statements	2

	Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005 (restated)	2

	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2006 and September 30, 2005 (unaudited) (restated)	4

	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (restated)	5

	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2006 and September 30, 2005 (unaudited) (restated)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Controls and Procedures	46

PART II	OTHER INFORMATION	46

Item 1.	Legal Proceedings	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

SIGNATURES

Part I - Financial Information

Item 1. Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005 (As Restated)
ASSETS

CURRENT ASSETS
Cash	$4,294,927	$69,440
Accounts receivable, Commercial customers, net of allowance for doubtful accounts and returns and discounts of $52,453 as of September 30, 2006 and $6,704 as of December 31, 2005	464,081	331,332
Accounts receivable, Government contracts, net of allowance for doubtful accounts and returns and discounts of $-0- as of September 30, 2006 and $8,312 as of December 31, 2005	235,972	15,669
Costs and earnings in excess of billings	42,744	10,774
Inventory	479,634	419,099
Prepaid expenses and other current assets	271,497	198,449

Total Current Assets	5,788,855	1,044,763

Capitalized loan fees, net of accumulated amortization of $291,001 as of September 30, 2006 and $ 203,586 as of December 31, 2005	52,633	140,049
Property and equipment, net of accumulated depreciation of $4,962,708 as of September 30, 2006 and $ 4,056,090 as of December 31, 2005	3,883,516	4,391,019
Other assets	88,780	129,414
TOTAL ASSETS	$9,813,784	$5,705,245

(continued)

QPC LASERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2006 (Unaudited)	December 31, 2005 (As Restated)

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$735,596	$940,766
Embedded derivative liability	800,000	1,588,000
Note payable-related party	—	343,200
Current portion of long term debt	1,216,015	1,396,218
Total Current Liabilities	2,751,611	4,268,184
Long term debt, less current portion	6,160,564	364,861

Total Liabilities	8,912,175	4,633,045

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value, 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 180,000,000 shares authorized, 38,559,283 issued and outstanding at September 30, 2006 and 12,787,802 at December 31, 2005	38,559	12,788
Common stock to be issued	—	866
Additional paid in capital	43,146,254	34,303,087
Accumulated deficit	(42,283,204)	(33,244,541)

Total stockholders’ equity	901,609	1,072,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,813,784	$5,705,245

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine months Ended September 30, 2006 and 2005
(Unaudited)

	Three months ended (Unaudited)		Nine months ended (Unaudited)
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
		(As restated)		(As restated)
REVENUE	$930,184	$153,621	$1,773,094	$676,803
COST OF SALES	690,388	286,495	1,465,137	714,729

GROSS PROFIT	239,796	(132,874)	307,957	(37,926)

OPERATING EXPENSES
Research and Development	1,081,994	1,149,522	3,340,772	3,632,791
General & Administrative	1,093,564	610,245	4,670,865	1,727,862
Total operating expenses	2,175,558	1,759,767	8,011,637	5,360,653

LOSS FROM OPERATIONS	(1,935,762)	(1,892,641)	(7,703,680)	(5,398,579)

Interest Income	21,443	2,186	27,916	14,280
Interest Expense	(292,602)	(328,219)	(1,814,733)	(499,211)
Merger expense	—	—	(326,199)	—
Gain (Loss) on Embedded Derivative	999,671	12,000	719,297	12,000
Other income & Other Expense	35,293	24,195	58,736	62,001

NET LOSS	$(1,171,957)	$(2,182,479)	$(9,038,663)	$(5,809,509)

LOSS PER SHARE — Basic and Diluted	$(0.03)	$(0.17)	$(0.31)	$(0.47)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	38,351,320	12,476,802	28,889,088	12,359,185

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2006 (Unaudited)

	Common Stock
	Shares	Amount	Common Stock to be Issued	Additional Paid-in	Accumulated Deficit	Total
BALANCE-December 31, 2005, as previously reported	12,787,802	$12,788	866	$34,536,687	$(32,813,786)	$1,736,555
Restated expense from recording fair value of embedded derivative				(233,600)	(430,755)	(664,355)
BALANCE-December 31, 2005, as restated	12,787,802	12,788	866	34,303,087	(33,244,541)	1,072,200
Issuance of stock associated with stock dividend	8,658,422	8,659	(866)	(7,793)	—	—
Shares issued upon reverse merger transaction	4,166,378	4,166		(4,166)		—
Issuance of stock for cash, net, of offering costs of $2,323,942	11,726,681	11,726		12,312,202		12,323,928
Value of warrants issued with common stock				68,703		68,703
Issuance of stock upon option exercise	17,500	17		10,983		11,000
Issuance of stock upon warrant exercise	2,500	3		3,747		3,750
Issuance of stock for services	1,200,000	1,200		1,498,800		1,500,000
Fair value of warrants issued for services and loan fees				777,598		777,598
Fair value of vested options				183,093		183,093
Deemed distribution to a related party resulting from repurchase of technology for note payable				(6,000,000)		(6,000,000)
Nine month net loss					(9,038,663)	(9,038,663)
Balance September 30, 2006	38,559,283	$38,559		$43,146,254	$(42,283,204)	$901,609

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2005
(Unaudited)

	Nine months Ended (Unaudited)
	September 30, 2006	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES		(As restated)
Net Loss	$(9,038,663)	$(5,809,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	906,619	996,642
Amortization of loan discount	745,179	35,556
Debt placement cost		190,477
Amortization of Capitalized Loan Fees	87,416	(104,319)
Gain on change in fair value of embedded derivatives	(719,297)	(12,000)
Warrants issued for services and loan fees	777,598
Compensation expense of option issuance	183,093
Shares issued for services	1,500,000
Changes in operating assets and liabilities:
Accounts receivable	(353,052)	4,051
Inventory	(60,535)	17,626
Unbilled revenue	(31,970)	(7,994)
Other assets	40,634
Prepaid Expenses	(73,048)	(43,191)
Accounts payable and other current liabilities	(205,170)	132,032
Deferred revenues		(83,387)

Net cash used in operating activities	(6,241,196)	(4,684,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(399,115)	(171,992)
Net cash used in investing activities	(399,115)	(171,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing		1,280,000
Principal payments on debt	(1,472,880)	(414,072)
Proceeds received from sale of common stock and unit sales allocated to common stock	12,323,928
Preferred stock issued for cash, net of issuance costs		1,055,896
Exercise of warrants	3,750
Exercise of options	11,000
Net cash provided by financing activities	10,865,798	1,921,824

NET INCREASE (DECREASE) IN CASH	4,225,487	(2,934,184)
CASH — Beginning of period	69,440	4,129,118
CASH — End of period	$4,294,927	1,194,934

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$246,525	183,985
Taxes	$—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

During the nine months ended September 30, 2006, the company reacquired from a related party (shareholder) an intangible asset in exchange for a $6 million promissory note that was treated as a deemed distribution.

Warrants valued at $280,538, initially accounted for as a derivative liability, were reversed to Paid in Capital.

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 1

ORGANIZATION AND NATURE OF OPERATIONS

The Company was originally incorporated in the State of Nevada on August 31, 2004 under the name “Planning Force, Inc.” (PFI) as a development stage company that planed to specialize in event planning for corporations. The Company offered two types of services: retreat training services and product launch event planning. This business generated minimal revenue for the Company since inception.

Effective May 1, 2006, Planning Force Inc., changed its name to QPC Lasers, Inc. On May 12, 2006 QPC Lasers, Inc. (QLI) executed a Share Exchange Agreement by and among Julie Moran, its majority shareholder, and Quintessence Photonics Corporation (QPC) and substantially all of its shareholders. Under the agreement QLI issued one share of its common stock to the QPC shareholders in exchange for each share of QPC common stock (QPC Shares). Upon closing, QPC Shares represented at least 87% of QLI’s common stock. Therefore, a change in control occurred and QPC also became a wholly owned subsidiary of QLI. Accordingly, the transaction is accounted for as a reverse merger (recapitalization) in the accompanying financial statements with QPC deemed to be the accounting acquirer and QLI is deemed to be the legal acquirer. As such the financial statements herein reflect the historical activity of QPC since its inception, and the historical stockholders’ equity of QPC has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to paid in capital. The activity of QLI is being reflected from May 12, 2006 forward (see Note 8).

The accompanying interim financial statements are unaudited, but in the opinion of management of QLI, contain all adjustments, which include normal recurring adjustments necessary to present fairly the financial position at September 30, 2006 and the results of operations and cash flows for the nine months ended September 30,  2006 and 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2006. The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission on September 18, 2006. The reader should refer to that filing for further information on the results of operations during the fiscal year ended December 31, 2005. The Company received a comment letter from the Securities and Exchange Commission in relation to this registration statement. Certain of the comments in that letter related to certain amounts reported and disclosed in the accompanying financial statements and will also require revision to the previously filed SB-2. We are in the process of responding to these comments. The ultimate resolution of such comments may result in changes to certain of the amounts and disclosures herein.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $8,208,611(restated) and utilized cash of $6,440,414 in operating activities during the year ended December 31, 2005, and had a working capital deficiency at December 31, 2005 of $3,223,421. During the nine months ended September 30, 2006, the Company had a net loss of $9,038,663 and utilized cash of $6,241,196 in operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Management’s plan to alleviate substantial doubt about the Company’s ability to continue as going concern is comprised of two primary components. The first component is to increase revenue to a level where the Company will generate positive cash flow and be able to operate without additional financing. Management believe that the earliest the Company will reach a point of cash-flow breakeven on a monthly basis will be in the fourth quarter of 2007. It should be noted that while we are developing Generation III technology currently and plan to release prototype products based on Generation III technology in the calendar year 2007, our cash-flow breakeven forecast is not dependent on sales of Generation III products. The Company is currently shipping small quantities of products based on Generation II technology and management believes that production and sales of these products will increase sufficiently and that the gross margin on these products will enable the Company to achieve positive cash flow. Management estimates that we will have sufficient cash to sustain operations through the first quarter of 2007 without any additional financing.

At September 30, 2006 the Company had a working capital of $3,037,244. However, as a result of the ongoing negative cash flow that the Company is currently experiencing, Management expects to engage in additional capital raising, most likely over the next 6 months. We intend to raise between $5 million and $15 million through an offering of securities. We are engaged in preliminary discussions with several sources of financing including investment bankers, institutional funds and strategic investors. The form of the capital financing may be equity, secured or unsecured debt, convertible debt or convertible preferred stock or other alternate forms of financing. There can be no assurance that the Company will be able to obtain this financing.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted deposits and short-term investments with an original maturity of three months or less.

Inventory

Inventory is valued at lower of cost or market using the first-in, first-out method.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets, which range from 3 to 6 years. Leasehold improvements are amortized over the lesser of the remaining lease term, including renewal periods, or the useful life of the asset.

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

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently, if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment , then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

Deferred Stock Offering Costs

The Company capitalizes costs incurred related to its offering of common stock until such time as the stock is issued, or the stock offering is abandoned by the Company. These costs include specific incremental costs directly related to its stock offering. At December 31, 2005, deferred offering costs were approximately $41,000 and were included in Other Assets. The offering associated with these costs concluded in 2006. Accordingly, these costs were charged to Additional Paid in Capital as of September 30, 2006.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2005 or September 30, 2006. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2005, there was no deferred revenue and approximately $10,774 of unbilled receivables related to these government contracts. At September 30, 2006 there was no deferred revenue and $42,744 of unbilled receivables related to these government contracts.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company recognizes revenues on product sales, other than fixed-price contracts, based on the terms of the customer agreement. The customer agreement takes the form of either a contract or a customer purchase order and each provide information with respect to the product or service being sold and the sales price. If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of September 30, 2006, management has concluded that neither a reserve for product returns nor a warranty liability is required.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounted for stock option and warrant grants issued and vesting to employees up through December 31, 2005 using the guidance SFAS No 123, "Accounting for Stock-Based Compensation". The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's 2005 and 2004 consolidated financial statements. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant was estimated using the Black-Scholes option-pricing model, and the effect on the Company's results of operations was shown in a pro forma disclosure as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

For the nine months ended September 30, 2006, the value of options vesting during the period was $183,093 and has been reflected as compensation cost. As of September 30, 2006, the Company has unvested options of $1,685,678 which will be reflected as compensation cost in future periods as the options vest.

During the nine months ended September 30, 2005, the Company issued 672,000 stock options. The pro forma disclosure related to the issuance and vesting of these options is as follows:

Nine months ended September 30, 2005
Net loss as reported	$(5,809,509)
Stock based compensation	(588,360)
Pro forma loss	$(6,397,869)
Pro forma net loss per share, basic and diluted	$(.52)

The assumptions used in calculating the fair value of the options granted during 2005, using the Black-Scholes option pricing model were: risk free interest rate, 4.47%, expected life, 10 years, expected volatility 70%, no expected dividends.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The recorded values of cash, accounts receivable, accounts payable and other current liabilities approximate their fair values based on their short-term nature. The carrying amount of the notes payable and long term debt at December 31, 2005 and September 30, 2006 approximates fair value because the related effective interest rates on the instruments approximate rates currently available to the Company.

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

Loss per Common Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Weighted average number of shares outstanding have been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. The 4,166,378 shares issued to the legal acquirer are in included in the weighted average share calculation from May 12, 2006, the date of the exchange agreement.

Diluted earnings per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the three and nine month periods ended September 30, 2006 and 2005, common share equivalents were not used to calculate diluted loss per share because the results would be anti-dilutive. Therefore, basic and diluted loss per share are the same. At September 30, 2006 and 2005, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 11,375,047 and 5,684,181 shares, respectively.

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. These derivatives, including embedded derivatives in our subordinated notes, are separately valued and accounted for on our balance sheet, and revalued at each reporting period. The net change in the value of embedded derivative liability is recored as income or loss on derivative instruments in the consolidated statement of operations, included in other income.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which establishes a formal framework for measuring fair value under GAAP. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.

Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company's financial statements accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", as a result of positions taken or expected to be taken in a company's tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

NOTE 3 INVENTORY

Inventory consists of the following:

	September 30, 2006 (Unaudited)	December 31, 2005
Raw materials	$452,523	$441,800
Work in process	49,812	—
Reserve for slow moving and obsolescence	(22,701)	(22,701)

	$479,634	$419,099

NOTE 4   REACQUISITION OF INTELLECTUAL PROPERTY RIGHTS

In August 2001, Finisar Corporation acquired 1,756,480 shares of Series A Preferred stock for $5 million in our first round of equity financing. In addition to Finisar’s equity investment, they made a five-year term loan to us for $7 million, closing in two tranches between August 2001 and January 2002. The total investment of Finisar was $12 million including the preferred equity and debt. In January 2002, $45,500 of accrued interest was added to the balance of the loan. Through September 18, 2003, the Company paid $1,996,225 of principal on the loan to Finisar. On September 18, 2003, Finisar converted the $5,049,275 remaining principal balance on their term loan into 1,618,883 shares of our Series B Preferred Stock by executing an Exchange Agreement with the Company. During 2006, Finisar received 3,375,363 shares of common stock as a result of a stock dividend (see note 9). The 1,756,480 shares of Series A Preferred stock and 1,618,883 shares of Series B Preferred were ultimately exchanged for 3,375,363 shares of our common stock in the reverse merger transaction. As a result of the share dividend and the share exchange, Finisar ultimately held 6,750,726 shares of our common stock. At September 30, 2006 Finisar held 6,750,726 shares of our common stock.

Pursuant to the terms of the Exchange Agreement with Finisar, we granted Finisar a royalty free, fully paid, nonexclusive license to all of our existing and future intellectual property (the "IP License"). In addition, the Company granted Finisar favorable pricing assurances with respect to all Company products. Under terms contained in the original exchange agreement, the Company executed an agreement with Finisar Corporation to terminate the previously existing license agreement that became effective as of September 18, 2006. As consideration for terminating the IP License agreement, the Company issued to Finisar a $6,000,000 secured note payable (see Note 7).

Based on the Company’s historical relationship with Finisar since 2001 and their continued substantial equity investment in the Company, as well as their being the single largest shareholder of the Company with approximately 18% of the Company’s outstanding common stock, we have accounted for this transaction as a deemed distribution of equity to Finisar at September 30, 2006.  Accordingly, we have recorded this transaction, which we have determined to be, in effect, an adjustment to Finisar's cumulative capital contributions to the Company, as a charge to additional paid-in capital in the September 30, 2006 financial statements.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2006 (Unaudited)	December 31, 2005	Useful Lives
Computer software	$65,049	$61,807	3 years
Furniture and fixtures	121,558	103,180	6 years
Computer equipment	132,319	118,036	3 years
Office equipment	69,362	69,362	6 years
Lab and manufacturing equipment	4,667,367	4,305,775	6 years
Leasehold improvements	3,790,569	3,788,949	14 years
	8,846,224	8,447,109
Less accumulated depreciation and amortization	(4,962,708)	(4,056,090)
Property and equipment, net	$3,883,516	$4,391,019

Depreciation and amortization expense related to property and equipment amounted to $906,619 and 918,104 respectively for the nine months ended September 30, 2006 and 2005.

NOTE 6 NOTE PAYABLE RELATED PARTIES

Notes payable related parties is as follows:

	September 30, 2006 (Unaudited)	December 31, 2005
Notes payable related parties	$—	$500,000
Loan discount	$—	(156,800)
	$—	$343,200

The Company was indebted to the Chairman of the Board of Directors and the Chief Financial Officer of Company under a $500,000 note agreement entered into in November 2005. The note was due January 2006, was extended to April 25, 2006, and was paid in April 2006. Until the note was repaid, monthly interest only payments were required. The interest rate was 10% per annum. The note was secured by all the assets of the Company. The amount outstanding at December 31, 2005 was $500,000. The Company paid a $25,000 loan origination fee to the related parties in accordance with the note agreement. As part of the original loan agreement, the Company granted to the note holders warrants to purchase 320,000 shares of common stock. These warrants were valued at $0.98 per warrant using the Black-Scholes option pricing model. The assumptions used in the model were: risk free interest rate, 4.47, expected life,10 years, expected volatility,70%, no expected dividends. Accordingly, the Company recorded a loan discount of $313,600 which the Company amortized to interest expense over the original life of the loan, of which $156,800 was amortized during the year ending December 31, 2005. The remaining balance of $156,800 was fully amortized as of September 30, 2006 and is reflected as interest expense in the accompanying statement of operations. The Company issued 900,000 warrants to the note holders in 2006 as consideration for extending the original due date of the note from January 2006 to April 2006. The value of these warrants, approximately $716,000 was charged to interest expense during the nine months ended September 30, 2006. These warrants were valued using the Black-Scholes option pricing model. The assumptions used in the model were: risk free interest rate, 4.59% and 4.67%, expected life, 5 years, expected volatility, 70%, no expected dividends. Different interest rates were used because the warrants were issued on different days.

NOTE 7 LONG TERM DEBT

As of December 31, 2005, long term debt consist of the following:

	Loan Balance	Loan Discount	Current Portion	Non current Portion
(a) Senior Secured Notes	$2,125,797	$(506,940)	$1,396,218	$222,639
(b) Subordinated Secured Convertible Notes	1,280,000	(1,137,778)	—	142,222
	$3,405,797	$(1,644,718)	$1,396,218	$364,861

As of September 30, 2006 notes payable consist of the following (Unaudited):

	Loan Balance	Loan discount	Current portion	Non current Portion
(a) Senior Secured Notes	$1,152,917	$(238,560)	$914,357	$—
(b) Subordinated Secured Convertible Notes	1,280,000	(817,778)	—	462,222
(c) Finisar Secured Note	6,000,000	-	301,658	5,698,342
	$8,432,917	$(1,056,338)	$1,216,015	$6,160,564

NOTE 7 NOTES PAYABLE (CONTINUED)

(A)	Senior Secured Notes Payable

During 2004, the Company issued $3,250,000 of notes payable to Investors. The term of the notes are 24 months, bearing interest at 10% per annum, with no principal and interest payments required for the initial 3 months, making the effective interest rate on this note 15.4%. The remaining 21 months required principal and interest payments sufficient to pay the loan in full at the end of 24 months. The notes are secured by all of the assets of the Company, including its intellectual property. The notes have 1 warrant for every $1.33 of principal, with each warrant being convertible into 1 share of common stock at $3.75 per share. The warrants are immediately vested and have a 6 year term. The Company determined there was no accounting value to be assigned to the warrants, based a calculation using an option pricing model. Of the total notes above $2,500,000 was subscribed to a limited partnership of which an officer of the Company is an owner. On October 31, 2004, $300,000 of the principal and $13,184 accrued interest was converted into 83,380 shares of common stock.

During 2005, five of the seven note holders agreed to modify the terms of their notes. The modifications include deferring principal payments from April 2005 to March 2006, thereafter principal payments will commence until the notes are fully paid in May 2007. As of June 30 2006, the required monthly principal and interest payments are $149,571. In addition, 840,000 warrants were issued to the five note holders who elected to defer principal payments on their loans. The warrants were valued at $0.71 a warrant or $596,400, using an option pricing model and are reflected as a loan discount amount, which is netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 4.66 years, expected volatility, 70%, no expected dividends. The loan discount fee is being amortized over the life of the loan. During the nine months ended September 30, 2006, interest expense includes $268,380 of amortization of this discount. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 24.4%.

(B)	Subordinated Secured Convertible Notes Payable

During 2005, the Company issued $1,280,000 of subordinated, secured notes to 9 note holders.  The terms of the notes include interest only payments for 24 months, thereafter the loans will be paid in full over the next twelve months.  The loans are secured by all the assets of the Company but take a secondary position to the Senior Secured Notes above.  The interest rate on the loans is 10%. The loans, at the option of the note holder, may be extended an additional three years, with the same terms as the original three year period. If the note holders elect to extend the loan, they will receive an additional 26,666 warrants for every $100,000 loaned to the Company. The conversion feature which is in effect during the time the loan is outstanding, allows the note holder to convert outstanding principal and interest into common stock at a conversion price of $3.75.  The conversion price is subject to downward revision upon the occurrence of certain stock offerings.  The downward revision is subject to a floor of $0.90 and allows the note holder to convert at the price of the most recent stock offering.  The conversion price was reduced to $1.25 as a result of the stock offerings discussed in Note 9.  In addition, the Company issued 320,000 warrants in connection with this debt offering during 2005.

 NOTE 7 NOTES PAYABLE (CONTINUED)

The Company has analyzed the loan features, and determined that the reset of the conversion price and the reset provision on the existing warrants and warrants to be granted upon optional extension creates an embedded derivative that should be accounted for at fair value.  As such, we engaged an outside valuation firm to assist in the valuation and determined that the fair value of the embedded derivative at the date of issuance was $1,468,000 (see notes 13 and 14).  The $1,468,000 fair value was recorded as a warrant liability on August 25, 2005.  Of the total fair value of the derivative, $1,280,000 was established as a loan discount, and is being amortized over the life of the loan.  During the nine months ended September 30, 2006 interest expense includes $320,000 of amortization of this discount.

(C)	Finisar Secured Note

During the nine months ended September 30, 2006, an agreement between Finisar and QPC to terminate the License Agreement dated September 18, 2003 became effective. In consideration of the termination of the license, the Company would pay Finisar a $6 million fee by promissory note. Payment terms of the note require $1,000,000 of the principal together with interest thereon payable at the rate of 9.7% per annum, in thirty-six monthly installments, commencing on October 18, 2006. The remaining $5,000,000 of the principal shall be paid in full on September 18, 2009 and accrues interest at the rate of 9.7% per annum payable in arrears, on the 18th day of each calendar month commencing on October 18, 2006. The note is secured by substantially all of our assets and is subject to an inter-creditor agreement with the senior secured note holders (see A above).

NOTE 8 RECAPITALIZATION

On May 12, 2006 QPC Lasers, Inc. (QLI) executed a Share Exchange Agreement by and among. Julie Moran, its majority shareholder, and Quintessence Photonics Corporation (QPC) and substantially all of its shareholders. Under the agreement QLI issued one share of its common stock to the QPC shareholders in exchange for each share of QPC common stock (QPC Shares). The transaction has been accounted for as a reverse merger (recapitalization) in the accompanying financial statements with QPC deemed to be the accounting acquirer, and. QLI deemed to be the legal acquirer. As such the historical stockholders’ equity of QPC has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to additional paid in capital. Furthermore, the Series A, Series B, and Series C Preferred shares of QPC existing prior to the Share Exchange Agreement has been retroactively restated for the equivalent number of common shares received in the exchange.

NOTE 8 RECAPITALIZATION (CONTINUED)

All share and per share amounts have been retroactively restated as if the Exchange Agreement occurred at the beginning of the earliest period presented herein.

NOTE 9 STOCKHOLDERS’ EQUITY

Common Stock Issued

During the nine months ended September 30, 2006, the Company sold 9,436,577 shares of common stock at $1.25 per share for proceeds of $11,795,750. The cash costs associated with this offering was $2,334,452 resulting in net proceeds to the Company of $9,461,298. The underwriter also received 2,345,341 warrants as compensation for the offering. The agreements relating to the purchased shares and warrants granted to the underwriter include registration rights; however no penalties shall accrue in the event such shares (including warrant shares) are not registered. The Company calculated the value of the warrants granted to the underwriter as $1,984,612 based on an option pricing model. The value of such warrants was treated as a cost of capital.

As part of these sales, the Company sold 572,526 units of equity instruments, at $5.00 per unit, consisting of 2,290,104 common shares and one warrant to purchase common stock for $1.50 for gross proceeds of $2,862,630. The purchase and sale agreement of these units included a requirement that the Company register such shares and warrants, and that if such shares are not registered, a penalty of 1% per month would accrue. The Company determined that penalty on the registration rights would cause the Company to recognize a warrant liability For 60 days after the final closing of the Brookstreet offering until a registration has been filed with the Securities and Exchange Commission. As such, the Company determined that the fair value of warrant of $211,835 as calculated using an option pricing model should be established as a liability at the date of the agreement, and revalued the warrants at each reporting period. The Change in fair value of the warrants of $68,703 through September 18, 2006 is included in other income in the accompanying statement of operations for the nine months ended September 30, 2006. The Company filed a registration statement on September 18, 2006, and fulfilled its obligation under the share agreement. As such, a registration liability no longer existed to the company, and the value of the liability at September 18, 2006 was eliminated, increasing additional paid in capital by $68,703, the fair value of the warrant liability.

NOTE 9 STOCKHOLDERS’ EQUITY (CONTINUED)

During the nine months ended September 30, 2006, the Company issued 17,500 shares of common stock upon exercise of options, receiving net proceeds of $11,000. In addition, 2,500 shares of common stock were issued upon exercise of warrants for $3,750 of net proceeds.

The Company issued 1,200,000 shares of common stock to a consultant as compensation for services to be rendered. Fair value of the shares was determined to be $1.25 a share based on the offering price per common share of the private placements which occurred, and was calculated to be $1,500,000. The value of these shares were charged to investor relations expense.

Stock Dividend

On an action by unanimous written consent of the QPC Board of Directors dated October 10, 2005, QPC approved the procedure of obtaining commitments from its then existing preferred stockholders to ensure it had enough shareholders willing to exchange the shares of QPC for shares of a public reporting company to facilitate an anticipated reverse merger. As such, during 2005 the Company offered to its then existing preferred stockholders, at the stockholder’s election, the ability to receive one share of common stock for each share of preferred stock owned. In order for the stockholder to elect this offer, the stockholder gave its proxy and power of attorney to the management of QPC to exchange their shares pursuant to the anticipated reverse merger with a public company. As a result of this offer and acceptance by its then existing preferred stockholders, 7,160,111 shares of common stock was required to be issued by QPC. These shares were issued in 2006 and reflected as such in the accompanying statement of Stockholders' Equity.

QPC also offered to the then existing preferred C stockholders who took advantage of the offer mentioned in the above paragraph, in exchange for a signed proxy, the choice of adjusting the exercise price of their warrants from $3.75 to $1.25 or to exchange their warrants for QPC common stock in the ratio of three shares of common stock for every four warrants held. There were 2,220,537 warrants outstanding prior to the offer. 1,997,788 of those warrants were exchanged for stock, leaving, 222,749 of warrants originally issued to preferred C stockholders. As a result of this offer, 1,498,311 shares of common stock were required to be issued by QPC. These shares were issued in 2006 and reflected as such in the accompanying statement of Stockholders' Equity.

The Company determined that the common stock to be issued to the preferred stockholders in exchange for their proxy should be accounted for as a stock dividend, with the value of the exchange being the fair value of the common stock to be issued. The fair value of $10,823,028 was determined based on the offering price of $1.25 per common share of the private placements which occurred subsequent to year end. As a result of the recapitalization referred to in Note 8, these financial statements reflect the dividend as a common stock dividend in the year ended December 31, 2005.

NOTE 10 STOCK OPTIONS AND WARRANTS

Stock Options

In July 2001, QPC’s Board of Directors approved the 2001 Stock Option Plan (the “2001 plan”) under which certain employees, directors, officers and independent contractors may be granted options to purchase up to an aggregate of 1,215,295 shares of the Company’s common shares. In May 2004, the 2001 plan was amended to increase the number of options which may be granted to 2,555,295. The options vest over a four-year period. Upon the share exchange described in Note 1, these options were converted to options described in the next paragraph.

In May 2006, QLI adopted the 2006 stock option plan (the 2006 plan) under which certain employees, directors, officers and independent contractors may be granted options to purchase up to an aggregate of 5,400,000 shares of the Company’s common shares. Option awards are generally granted with an exercise price equal to the market price of QLI stock on the date of grant. Vesting generally occurs on an award by award basis . The options may vest over a period not to exceed 10 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the volatilities of public entities which are in the same industry as QLI. For purposes of determining the expected life of the option, the full contract life of the option is used. The risk-free rate for periods within the contractual life of the options is based on the U. S. Treasury yield in effect at the time of the grant.

Nine months ended September 30, 2006
Expected volatility	70%
Weighted average volatility	70%
Expected dividends	—
Expected term (in years)	10
Risk free rate	4.92%-5.05%

NOTE 10 STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of option activity as of September 30, 2006 and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,965,250	$0.40
Granted	1,020,416	$1.34
Exercised	(17,500)	$0.63
Forfeited or expired	(49,583)	$0.38
Outstanding at September 30, 2006	2,918,583	$0.73	8.12	$2,605,127
Exercisable at September 30, 2006	1,991,916	$0.41	7.57	$2,318,127

NOTE 10 STOCK OPTIONS AND WARRANTS (CONTINUED)

The weighted-average grant date fair value of options granted during 2005 and 2006 was $1.01 and $0.99, respectively.

For the nine months ended September 30, 2006, the Company recorded compensation expense of $183,093 (Unaudited). The Company has unvested options which will require recognizing $1,685,678 of compensation expense in the years in which the unvested options vest.

Warrants

The Company generally issues warrants in connection with certain debt and equity offerings. All warrants issued immediately vest. The warrants allow the holder to purchase QLI common stock at an exercise price ranging from $1.25 to $3.75. 346,666 of the warrants outstanding allow for a modification of the exercise price. The modification is a downward revision subject to a floor of $0.90 and allows the warrant holder to exercise at the price of the most recent stock offering. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the volatilities of public entities which are in the same industry as QLI. For purposes of determining the expected life of the warrant, the full contract life of the warrant is used. The risk-free rate for periods within the contractual life of the warrants is based on the U. S. Treasury yield in effect at the time of the grant. Of the 8,456,464 warrants outstanding at September 30, 2006, all but 572,526 warrants have a cashless exercise feature. The feature allows the warrant holder, at the election of the warrant holder, to receive an amount of stock equal to the stock the warrant holder is otherwise entitled to receive, multiplied by the amount the warrant is in-the-money, divided by the market price of the stock.

	Nine months ended September 30, 2006	Year ended December 31, 2005
Expected Volatility	86.6%	70%
Weighted Average Volatility	86.6%	70%
Expected term (in years)	3	6
Risk-free rate	4.38% - 5.29%	4.41%

NOTE 10 STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of warrant activity and changes during the nine months ended September 30, 2006 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	4,514,431	$2.53
Granted	3,944,533	$1.30
Exercised	(2,500)	$1.50
Outstanding at September 30, 2006	8,456,464	$1.96	3.66	$2,778,131
Exercisable at September 30, 2006	8,456,464	$1.96	3.66	$2,778,131

NOTE 11   INCOME TAXES

At December 31, 2005, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $20,000,000 for Federal and for state purposes. The Federal carryforward expires in 2025 and the state carryforward expires in 2010. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards.

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows:

	September 30, 2006 (Unaudited)	December 31, 2005
Deferred income tax asset:
Net operating loss carryforward	9,900,000	$6,800,000
Valuation allowance	(9,900,000)	(6,800,000)
Net deferred income tax asset	$—	$—

For the nine months ended September 30, 2006, management is evaluating the value of its carryforwards given the change of control which has occurred. Management does not believe the carrying value of the deferred tax asset will change materially for that presented above.

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Nine Months Ended September 30,		Year Ended December 31,
	2006	2005	2005	2004
Tax expense at the U.S. statutory income tax	(34.00)%	(34.00)%	(34.00)%	(34.00)%
Increase in the valuation allowance	34.00%	34%	34.00%	34.00%
Effective tax rate	—%	—%	—%	—%

NOTE 12   COMMITMENTS AND CONTINGENCIES

Operating Lease

On June 1, 2001, the Company signed an operating lease for office, research and development, and manufacturing space. The lease term is 60 months beginning June 1, 2001. The lease provides for two 5-year renewal terms. On August 22, 2005, the original lease was amended to extend the lease term to May 2016 and includes one 5 year renewal term for a final date of 2021. The Company also leases a vehicle under an operating lease. The Company has made a substantial investment in leasehold improvements based upon its ability to renew its lease for the periods shown above. The table below includes an estimate for estimated renewals.

The future minimum lease commitments are as follows as of December 31, 2005:

Year Ended December 31	Amount
2006	$279,544
2007	304,957
2008	304,957
2009	304,957
2010	304,957
Thereafter	1,651,851

Total minimum lease payments	$3,151,223

Rent expense for the years ended December 31, 2005 and 2004 was $321,018 and $322,768, respectively. For the nine months ended September 30, 2006 and 2005, rent expense was $225,144 and $198,991 (Unaudited), respectively.

During 2005 and 2004, the Company subleased a portion of its leased office, research and development, and manufacturing space under three separate subleases. The three sublease terms were 24 months beginning January 8, 2003, a month-to-month beginning April 1, 2004, and a month-to-month that began in January 2002. The sublease which commenced January 8, 2003 has converted to a month-to-month lease beginning January 2006. Rental income for the nine months ended September 30, 2006 and 2005 was $60,510 and $64,100, respectively. Rental income is included in other income.

NOTE 12   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 13 EMBEDDED DERIVATIVE LIABILITY

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations.

During 2005, the Company issued 320,000 warrants in connection with a debt placement (see Note 7b).  The loans, at the option of the note holder, may be extended an additional three years, with the same terms as the original three year period.  If the noteholders elect to extend the loan, they will receive an additional 26,666 warrants for every $100,000 loaned to the Company. In addition, the loan has a conversion feature which allows the note holder to convert outstanding principal and interest into common stock at a conversion price of $3.75.  The conversion price and warrants are subject to downward revision upon the occurrence of certain stock offerings.  The downward revision is subject to a floor of $0.90 and allows the note holder to convert at the price of the most recent stock offering.  The conversion price was reduced to $1.25 as a result of the stock offerings discussed in Note 9.

In accordance with EITF 00-19, in September 2006, we determined that the warrants to purchase our common stock granted to the note holders, warrants to be granted upon optional loan extension, and the embedded conversion feature of our subordinated notes, should be separately accounted for as embedded derivative liabilities and valued at their fair value. The pricing model we use for determining fair values of our derivatives is a modified Black Scholes pricing model. Valuations derived from this model are subject to ongoing internal and external review. The model uses market-sourced inputs such as interest rates, and option volatilities. Selection of these inputs involves management’s judgment and may impact net income. The Company has obtained a valuation report from a valuation firm to support its estimates. Based on the above valuation method, we determined that the fair value of the embedded derivative at the date of issuance was $1,468,000.  The $1,468,000 fair value was recorded as a warrant liability on August 25, 2005 and is being revalued at each reporting period using the same valuation methodology.  The accompanying Statement of Operations for the nine months ended September 30, 2006 reflects income of $788,000 relating to the revaluation of this liability at September 30, 2006.

NOTE 14 RESTATEMENT OF PRIOR PERIODS

In accordance with EITF 00-19, in September 2006, we determined that several of the outstanding warrants to purchase our common stock, warrants to be granted upon optional loan extension, and the embedded conversion feature of our subordinated notes, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the period ended September 30, 2005 to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on change in fair value of embedded derivatives.”

The effect of these restatements in 2005 is as follows:

Net loss	For the three months ended September 30, 2005	For the nine months ended September 30, 2005	For the year ended December 31, 2005
As previously stated	$(1,970,923)	$(5,597,953)	$(7,777,858)
Recognition of gain/loss on embedded derivative	12,000	12,000	(120,000)
Additional amortization of loan discount	(35,556)	(35,556)	(122,755)
Additional offering expense	(188,000)	(188,000)	(188,000)
As restated	$(2,182,479)	$(5,809,509)	$(8,208,613)

Loss per share	For the three months ended September 30, 2005	For the nine months ended September 30, 2005	For the year ended December 31, 2005
As previously reported	$(0.16)	$(0.45)	$(0.63)
Recognition of loss on embedded derivative	(0.01)	(0.02)	(0.02)
As restated	(0.17)	(0.47)	(0.65)

Accumulated deficit, December 31, 2005	2005
As previously stated	$(32,813,786)
Loss on embedded derivative	(120,000)
Additional amortization of loan discount	(122,755)
Additional offering expense	(188,000)
As restated	$(33,244,541)

December 31, 2005 Balance Sheet

	Previously reported	Adjustments	As restated
Current liabilities	2,680,184	1,588,000	4,268,184
Long term debt less current portion	1,288,506	(923,645)	364,861
Total liabilities	3,968,690	664,355	4,633,045
Stockholders equity
Common stock	12,788	—	12,788
Common stock to be issued	866	—	866
Additional paid in capital	34,536,687	(233,600)	34,303,087
Accumulated deficit	(32,813,786)	(430,755)	(33,244,541)
Total stockholders equity	1,736,555	(664,355)	1,072,200
Total liabilities & stockholders equity	5,705,245	—	5,705,245

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as may,”  “should,”  “expect,”  “anticipate,”  “believe,”   “estimate,”  “intend,”  “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors That May Affect Results of Operations and Financial Condition” below, as well as our financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk factors” and elsewhere in this Form 10QSB We assume no obligation to update any forward-looking statements.

Overview

Background

Quintessence Photonics Corporation (“QPC”), a wholly owned subsidiary of QPC Lasers, Inc, has high power laser diode technology platforms that combine high beam quality and power with high efficiencies and low cost of manufacture that management believes are unmatched by competing laser technology. These platforms include a “Surface Emitting Array” technology that permits fabrication of complete high power arrays on a single chip, novel processes for fabricating diodes that are intended to operate at 300% of the power of conventional chips without burning out, and laser diode designs that have ten times (10x) the brightness of conventional diode lasers. These technologies are protected by patents and by trade secrets, as appropriate.

We were incorporated in November 2000 by Jeffrey Ungar, Ph.D. and George Lintz, MBA (the “Founders”). The Founders began as entrepreneurs in residence with DynaFund Ventures in Torrance, California and wrote the original business plan during their tenure at DynaFund Ventures from November 2000 to January 2001. The business plan drew on Dr. Ungar’s 17 years of experience in designing and manufacturing semiconductor lasers and Mr. Lintz’s 15 years of experience in finance and business; the primary objective was to build a state of the art wafer fabrication facility and hire a team of experts in the field of semiconductor laser design.

On May 12, 2006 and June 13, 2006, the shareholders of QPC entered into Share Exchange Agreements with QPC Lasers, Inc. (“QPCI”) in which all of the shareholders of QPC exchanged their shares, warrants and options for shares warrants and options of QPCI. QPCI was a public reporting company; QPC Lasers was the resulting entity from the share exchange. The term “Company” refers to QPC Lasers or QPC as the context requires.

With the proceeds of the initial financings, the Founders recruited three scientists who had previously worked for Dr. Ungar to form the core of our chip design team. We entered into a lease on an industrial building in Sylmar, California, and proceeded to customize the facility, outfitting it with a unique set of semiconductor growth and processing equipment.

The founders and initial investors believed that the potential laser diode technology that could be developed would be robust and our success would not be dependent on a single market. Our originally targeted market was fiber optic telecommunications. As it became clear within the first two years of operations that the telecommunication market was experiencing an economic slump, we investigated numerous markets that could benefit from our laser diode technology. The Founders and the Board of Directors selected high power laser manufacturing for applications in the materials processing industry because of its mature market size of over one billion dollars per year. Our market research determined that we would have compelling competitive advantages in the materials processing market, printing and medical markets, and that the burgeoning defense/homeland security laser market had significant areas of technology overlap with the industrial materials processing market.

In the first calendar quarter of 2003, we decided on a course to: (a) pursue the materials processing and defense/homeland securities market as long term target markets (with development of our Generation III products); (b) initiate a market presence by offering Generation I products which are in “form, fit and function” the same as other available products, but with higher reliability; (c) develop Generation II products which are form and fit the same as other available products, but with much higher functionality; and (d) use U.S. Government development funds to subsidize the development of our commercial products. We released our Generation I products in the second quarter of 2004 and released some of our Generation II products in the fourth quarter of 2005 through the third quarter of 2006. Some Generation III prototypes are expected during the Calendar Year 2007. Generation I & II products have been sold to customers in the medical, printing, and defense industries.

We have used government development funds to subsidize product development. We were awarded four Phase I “Small Business Innovation Research” contracts and three of them have progressed to Phase II contracts. In general, these types of contracts are cancelable and in some cases include multiple phases associated with meeting technical milestones. In the second quarter of 2006, we signed a sub-contract as part of a team working on a project for the Defense Advance Research Project Agency (“DARPA”). Our portion of the DARPA contract is $3.1 million and is to be carried out in two phases over three years. This contract will fund development of semiconductor lasers to be used for Directed Energy Weapons; and the technology overlaps our development of lasers for the industrial materials processing markets. DARPA funds very advanced technology research and development that could be used in the future as part of defense systems for the United States. Management believes that QPC’s contract award is very significant because of its size and the validation that QPC is considered a resource for very advanced technology.

In the second quarter of 2006, QPC was also awarded a subcontract as part of a team working on a project for the United States Missile Defense Agency to develop lasers that emit mid-infrared wavelengths. Management believes that upon successful development of these diode lasers, the United States will be able to use them in defense of military and commercial aircraft, as part of a system for infrared countermeasures against heat seeking missiles. We also believe that they will enable the creation of compact and affordable systems for detection of biochemical agents in public places. The contract is a Phase III follow-on contract from an earlier contract that QPC completed and demonstrated the early phases of feasibility of the technology. The Phase III contract amount is $800,000 and is to be performed over twelve months.

The United States Army Research Laboratory awarded a Phase II development contract to QPC in the first quarter of 2006 and QPC began performing under this contract in the second quarter of 2006. The contract is a follow-on contract from an earlier contract with the same customer in which QPC demonstrated its ability to develop diode lasers that emit wavelengths that are safer to the human eye than conventional high power diode wavelengths. Management believes that upon successful completion of the development, these lasers will be used in both military and commercial systems to limit accidental damage to human eyes that could be caused to system operators, friendly forces, and bystanders. The Army contract amount is $673,028 and is to be performed by March 2008.

In addition to U.S. Government funds, we have received development funds from U.S. prime defense contractors as well as a major foreign military contractor. The funds that we have received and expect to receive are for development that overlaps with our commercial development.

In the medical laser market QPC has received production orders and new product development orders from a large medical laser manufacturer. Other medical equipment manufacturers have also ordered from us. In the industrial market, QPC has received a substantial order for development and production of optical sensing lasers.

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

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2005 or September 30, 2006. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2005, there was no deferred revenue and approximately $10,774 of unbilled receivables related to these government contracts. At September 30, 2006 there was no deferred revenue and $42,744 of unbilled receivables related to these government contracts.

The Company recognizes revenues on product sales, other than fixed-price contracts, based on the terms of the customer agreement. If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer. Accounts receivable are reviewed for collectibility quarterly. When management determines a potential collection problem, a reserve will be established, based on management’s estimate of the potential bad debt. When management abandons all collection efforts it will write off the account and adjust the reserve accordingly.

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

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. These derivatives, including embedded derivatives in our subordinated notes, are separately valued and accounted for on our balance sheet, and revalued at each reporting period. The net change in the value of embedded derivative liability is recored as income or loss on derivative instruments in the consolidated statement of operations, included in other income.

Sales & Product Releases

QPC signed its first government development contract in the second quarter of 2002 and we shipped our first commercial product in the second quarter of 2004. We hired our first salesman in the fourth quarter of 2003, added a Director of Worldwide Sales in the third quarter of 2004 and a Senior Vice President of Marketing & Sales in the second quarter of 2005. Our Marketing and Sales Department is headed by Dr. Paul Rudy who formerly served as Director of Marketing at Coherent Inc., the world’s largest publicly traded laser company. Dr. Rudy holds a Ph.D. in physics and has eight years of sales and marketing experience. QPC’s Sales Department currently has three full time personnel and a network of worldwide representatives and distributors.

We currently have five persons in our Sales and Marketing department, in addition to eight representative organizations in Europe and Asia. We currently have more than 25 customers. We are still in the qualification stage of the sales cycle with most of these customers. However, several customers have made repeat orders and one customer ordered and received production quantity and made repeat orders. We expect many of the customers in the qualification phase to turn into production quantity customers in the future. We have received “Non-recurring Engineering” funds, or “NRE” from several customers to develop custom products for them using our proprietary technology.

Total sales grew from $89,161 in 2002; to $229,079 in 2003; to $1,062,133 in 2004 to $1,073,091 in 2005. Total sales for the first nine months of 2006 were $1,773,094.

Commercial sales, which were initiated in 2004, contributed $75,002 to the total revenue for the 2004 fiscal year. Calendar year 2005 was a transitional year for QPC sales for two primary reasons: (1) commercial sales contributed 55% of the total sales for the year (up from less than 10% in 2004); and (2) while absolute sales were approximately the same in 2005 as 2004, total backlog by January 2006 was approximately ten times greater than total backlog at the end of 2004.  Bookings shippable within 12 months at the end of 2004 were approximately $700,000 and $1,062,000 at the end of 2005.

Based on QPC’s revenue for the first nine months and the remaining backlog, management estimates the revenue for calendar year 2006 to be in the range of $2.5 million to $3 million. This would represent a substantial increase over our 2005 revenues of $1.07 million. However, in accordance with standard business practices, contracts are cancelable and in some cases include multiple phases associated with meeting technical milestones.

In the third quarter of 2006, we received orders from new and existing customers in the medical, industrial defense and homeland security markets. The contracts covered standard laser products, customized laser products and advanced hardware developments.

QUARTER ENDED SEPTEMBER 30, 2006 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2005

REVENUE. During the quarter ended September 30, 2006, QPC had revenue of $930,184 as compared to revenue of $153,621 during the quarter ended September 30, 2005, an increase of approximately 506%. This increase is attributable to an increase in both commercial sales and government contracts. Continued expanded effort in our sales and marketing, new product releases, and expanded customer acceptance of previous product offerings have all contributed to the increase. Seed orders and engineering sample orders have been followed up with higher volume orders. Additionally, we continued to perform and bill on government contracts awarded to us in prior periods.

COST OF REVENUE. Cost of revenue, which consists of direct labor, overhead and material costs, was $690,388 for the quarter ended September 30, 2006 as compared to $286,495 for the quarter ended September 30, 2005.This increase is attributable to increased revenue from both commercial sales and government contracts.

GROSS PROFIT. Gross profit was $239,796 for the quarter ended September 30, 2006 as compared to $(132,874) for the quarter ended September 30, 2005, representing gross margins of approximately 26% and (86)%, respectively. Costs include non-recurring engineering expenses and hence the aforementioned margins are not representative of more mature product shipment margins. The increase in our gross profits is attributable to increased efficiencies in our operations.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material and overhead, totaled $1,081,994 for the quarter ended September 30, 2006, as compared to $1,149,522 for the quarter ended September 30, 2005 a decrease of approximately 6%. The decrease in research and development costs is attributable to the shift of some of our resources from development to manufacturing as a result of increased orders for our products..

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,093,564 the quarter ended September 30, 2006, as compared to $610,245 for the quarter ended September 30, 2005, an increase of approximately 79%. Of this increase, $171,000 was due to increased investor relations, insurance, legal and accounting costs attributable to becoming a publicly traded company with increased compliance obligations and investor relations needs. Approximately $109,000 of stock option compensation expense was recognized during the quarter . We expect these categories of expenses to increase in future quarters, based on anticipated growth of the Company; however, we do not believe that the percentage increase will be as great in future quarters.

NET LOSS. QPC had a net loss of $1,171,957 for the quarter ended September 30, 2006 as compared to a net loss of $2,182,479 for the quarter ended September 30, 2005. A non-cash expense of approximately $109,000 of option expense was recorded this quarter. Also $999,671 of gain on the change in fair value of the derivative was recorded during the three months ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUE. During the nine months ended September 30, 2006, the Company had revenue of $1,773,094 as compared to revenue of $676,803 during the nine months ended September 30, 2005, an increase of approximately 162%. This increase is attributable to an increase in both commercial sales and government contract work which are a result of our sales and marketing efforts and our increase in government contracts and product offerings. We were awarded three government contracts during the period for which we began to perform and bill.

COST OF REVENUE. Cost of revenue, which consists of direct labor, overhead and material costs, was $1,465,137 for the nine months ended September 30, 2006 as compared to $714,729 for the nine months ended September 30, 2005. This increase is attributable to increased revenue from both commercial sales and government contracts.

GROSS PROFIT. Gross profit was $307,957 for the nine months ended September 30, 2006 as compared to $(37,926) for the nine months ended September 30, 2005, representing gross margins of approximately 17% and (6)%, respectively. The increase in our gross profits is attributable to our increase in commercial sales and government contracts. Since we have released new products, there are still inefficiencies in the manufacturing operations. These inefficiencies largely affect our commercial products rather than the government contracts. As our manufacturing operations mature, we expect to have increased efficiencies and as a result better margins.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material and overhead, totaled $3,340,772 for the nine months ended September 30, 2006, as compared to $3,632,791 for the nine months ended September 30, 2005, a decrease of approximately 8%. The decrease in research and development costs is attributable to the shift of some of our resources from development to manufacturing as a result of increased orders for our products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $4,670,865 the nine months ended September 30, 2006, as compared to $1,727,862 for the nine months ended September 30, 2005, an increase of approximately 170%. Approximately $1,500,000 of this expense was a non-cash expense attributable to equity compensation given to investor relations consultants. Additionally, increased investor relations, legal and accounting costs are attributable to becoming a publicly traded company with more compliance and investor relations issues. We expect these categories of expenses to increase in future periods, based on anticipated growth of the Company, however, we do not believe that the percentage increase will be as great in future periods. We have also expanded our sales team, and increased our sales and marketing efforts, and as a result have increased expenses in the sales and marketing areas.

NET LOSS. QPC had a net loss of $9,038,663 for the nine months ended September 30, 2006 as compared to a net loss of $5,809,509 for the nine months ended September 30, 2005. Approximately $330,000 of the expenses in the nine months ended September 30, 2006 were one-time expenses attributed to the cost of the reverse merger transaction. $1,500,000 of expense relates to the issuance of stock for services to investor relations consultants. In addition, approximately $718,000 was included as expense associated with warrant issuance related to the related party note which was extended in January 2006 and repaid in April 2006. Approximately $183,000 of option expense was recorded this nine month period. Gain on change in fair value of derivative was $719,297 for the nine months ended September 30, 2006 compared to $12,000 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

QPC lost $9,038,663 during the nine months ended September 30, 2006 and has a cumulative deficit of $42,283,204 as of September 30, 2006. Our negative cash flow is currently in excess of $800,000 per month. We project the Company to have positive cash flow from operations no sooner than the last quarter of 2007. Our cash balance at September 30, 2006 is $4,294,927.

Current resources and sales projections require us to raise an estimated $5 million of additional capital for use in the next 12 months for operating capital. Depending on market conditions, and cash needs, we expect to raise $5 to $15 million of additional capital in the next twelve months by means of a private placement or other financing vehicle.

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

Financing History

We secured our first round of equity financing in August 2001, led by Finisar Corporation (NASDAQ: FNSR), a telecommunications component manufacturer, headquartered in Sunnyvale, California. Finisar invested $5 million and DynaFund Ventures invested $2 million in our preferred stock. Other investors, including small funds and individuals, invested $2.03 million in the first round of financing. We issued Series A Preferred Stock at a price of $2.8466 per share to the investors.

In addition to Finisar’s equity investment, they made a five-year term loan to us for $7 million, closing in two tranches between August 2001 and January 2002. The total investment of Finisar was $12 million including the preferred equity and debt. The total equity and debt capital invested in our company, as of January 2002, was $16 million.

In the third quarter of 2003, we raised a second round of equity financing. Finisar converted the $5 million remaining principal balance on their term loan into our Series B Preferred Stock and we raised an additional $2.8 million in new cash. The price per share of Series B Preferred Stock was $3.11898. Three of the five members of the Board of Directors at that time, founders Dr. Ungar and Mr. Lintz and independent director, Dr. Israel Ury, each purchased preferred stock in the Series B round of financing. As a condition to Finisar’s investment in Series B Preferred Stock, we granted a non-exclusive royalty free perpetual license to our existing and future intellectual property. The License Agreement allowed for termination by us by paying a fee on or before September 18, 2008. We subsequently terminated the license by issuing a promissory note in the amount of $6 million to Finisar as of September 18, 2006.

In the second quarter of 2004, we entered into a senior secured two-year note transaction with various investors and raised $3.25 million. We issued 2,437,500 warrants to purchase common stock to the lenders as part of this transaction. The exercise price of these warrants was initially $3.75. In the second quarter of 2005, approximately $2.1 million of the $2.4 million outstanding balance was extended for an additional year. We adjusted the exercise price of 2,325,000 warrants and issued an additional 840,000 warrants to purchase common stock as part of this transaction. The new exercise price was subject to downward adjustment if future financings were completed at a price lower than $3.75 per share. The exercise price was ultimately fixed at $1.25 per share at the time of the Reverse Merger in May 2006. The largest participant in the note transaction, investing $2.5 million, was Envision Partners of which QPC’s Chief Financial Officer, Mr. Lintz, is a 50% partner. As of September 30, 2006 the outstanding principal balance of the senior secured note was $1,152,917.

From the fourth quarter of 2004 through the first quarter of 2005, we raised $5.9 million in a third round of equity financing. Investors who participated in this round were approximately 60 accredited investors. We issued Series C Preferred Stock at a price of $3.75 per share and warrants to purchase common stock with an exercise price of $3.75 per share. In subsequent transactions from November 2005 to June 2006, all but 222,749 warrants were exchanged for common stock in a ratio of three shares for four warrants. The exercise price of remaining warrants was adjusted from $3.75 to $1.25.

In the third quarter 2005, we raised $221,000 through a sale of our common stock to eight accredited investors at a price of $1 per share.

In the third quarter of 2005 we entered into a convertible subordinated secured note with various investors for $1,280,000. As of September 30, 2006 the outstanding principal balance was $1,280,000. We issued 320,000 warrants to purchase common stock to these lenders. The exercise price of the warrants and the conversion price of the loan is variable. The initial price was $3.75 and is to be adjusted downward if there are any subsequent financings of at least $1,000,000 in which stock is sold for less than $3.75 per share. The exercise price for the warrants and the conversion price for the loan was reset to $1.25 per share upon closing of the first $1 million of the Brookstreet offering (see below) in January 2006. The “floor” or minimum price that is applicable to the exercise price of the warrants and the conversion price of the loan is $0.90 per share. In addition to these warrants issued at the time of the loan, we offered the lenders an additional 341,325 warrants on the same terms if they extend their loan for an additional three years any time during the term of the loan. To date, one lender has given us notice of extension of his $100,000 loan and has been issued 26,666 additional warrants.

In November 2005 we offered each holder of Preferred Stock (Series A, B and C) a share dividend of one common share per share of preferred stock that they owned as consideration for giving management their proxy and power of attorney to exchange all of their securities of Quintessence Photonics Corporation for shares of a publicly trading company, which reports to the Securities and Exchange Commission pursuant to a Reverse Merger transaction. We offered additional incentive to the Series C investors by offering to exchange the warrants that they received as part of the investment in the Series C transaction for common stock or to lower the exercise price on the warrants from $3.75 to $1.25.

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

In a series of private placement closings between March 31, 2006 and September 30, 2006, referred to as the Brookstreet Tranche II offering, we raised $11,795,721 from the sale of 9,436,577 shares of common stock at a price of $1.25 per share. In addition, the Company issued 2,345,341 warrants to Brookstreet Securities as of September 30, 2006 in connection with the underwriting.

Capital Expenditures-

From January 1, 2006 to September 30, 2006 we spent approximately $399,000 on manufacturing equipment, computer equipment and software, furniture and cubicles. We expect our capital expenditures to increase based on growth of our operations, and increased orders and personnel. We are considering expanding our manufacturing area by up to 10,000 square feet. Our facility has warehouse space that is contiguous to our present manufacturing area that we are considering using for the manufacturing area expansion. We expect that expansion, should we choose to proceed, to cost in the range of $1 million to $2 million.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which establishes a formal framework for measuring fair value under GAAP. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.

Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for: SFAS No. 123(R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions that has an effect on a company's financial statements accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", as a result of positions taken or expected to be taken in a company's tax return. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential effect that the adoption of FIN 48 will have on the Company's financial statement presentation and disclosures.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

You should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings.  Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

 RISKS OF THE BUSINESS

Because we are not profitable and expect to incur additional losses, we may require additional financing to sustain our operations and without it we may not be able to continue operations. At September 30, 2006, we had cash on hand of $4,294,927. Through September 30, 2006, our cumulative losses of approximately $42,283,204. We have never earned a profit and we anticipate that we will continue to incur losses for at least the next 12 to 18 months. We continue to operate on a negative cash flow basis. Our independent accountants have issued a going concern qualification in their report on our financial statements as of and for the period ending December 31, 2005. We believe that we will need to raise at least an additional $5,000,000 in financing in order to have sufficient financial resources to fund our operations for the next 12 months because we are running a cash flow deficit. We may need additional funds to continue our operations, and such additional funds may not be available when required.

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

We do not have sufficient revenues to service our debt. As of September 30, 2006, we had $8,038,625 of debt secured by our fixed assets and intellectual property. $1,152,917 of our debt accrues interest at a rate of 10% per annum and requires monthly payments until June 25, 2007. $1,280,000 debt accrues interest at a rate of 10% per annum and requires monthly payments until September 30, 2008, and may be extended at the option of the lenders under certain conditions. $6,000,000 debt accrues interest at a rate of 10% per annum and requires monthly payments until September 18, 2009. If we are unable to service our debt, our assets, including our patents and other intellectual property, may be subject to foreclosure.

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

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team. We are heavily dependent on the continued services of Jeffrey Ungar, our Chief Executive Officer, George Lintz, our Chief Financial Officer and Chief Operating Officer, Tim Franey, our Vice President of Manufacturing and Paul Rudy, our Senior Vice President of Marketing and Sales. We do not have long-term employment agreements with any of the members of our senior management team. Each of those individuals without long-term employment agreements may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. We maintain $8.0 million and $2.0 million key man insurance policies on Mr. Ungar and Mr. Lintz, respectively. Although we intend to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

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

We may incur debt or issue preferred stock in the future. In order to purchase equipment or fund operations, QPC may issue additional debt instruments or preferred stock which will have a senior claim on the assets of QPC in the event of a sale of assets. Debt service may cause a strain on cash flow and impair business operations.

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

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, must incur additional expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. We have not evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2007. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

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

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded, as of the end of such period, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods; with the exception that we believe that there is a material weakness in the procedures for the accounting and recording of equity and derivative transactions in the financial statements. Management has hired a VP of Finance and Accounting and engaged the services of a consultant with significant experience in complex equity transactions to address this issue going forward.

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

Part II -Other information

Item 1 Legal Proceedings

Not applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, the Company sold 1,245,300 shares of restricted common stock for total gross proceeds of $1,556,625.

During the three months ended September 30, 2006 Brookstreet also received warrants to purchase Registrant common stock in an amount equal to 20% of the shares sold, at an exercise price of $1.25 per share. Based on the sale of 1,245,300 shares in the Offering, Brookstreet received warrants to purchase 249,060 shares of common stock. The value of the warrants issued to Brookstreet was $211,860.

During the three months ended September 30, 2006 the Company issued 2,500 shares of restricted common stock upon warrant exercise for total gross proceeds of $3,750.

The issuance of the securities describe above were exempt from the registration requirements of the Securities Act of 1933, as amended, under Regulation D and the rules thereunder, including Rule 506 insofar as: (1) the purchasers were each an accredited investor within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the Registrant in accordance with Rule 502(d); (3) there were no other non-accredited investors involved in the transaction within the meaning of Rule 506(b); and (4) the offer and sale of the securities was not effected through any general solicitation or general advertising within the meaning of Rule 502(c).

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Description of Document
2.1	Share Exchange Agreement by and among Quintessence Photonics Corporation (“Target”), QPC Lasers, Inc., the shareholders of Target, and Julie Morin dated May 12, 2006 (1)
3.1	Articles of Incorporation of QPC Lasers, Inc. as filed with the State of Nevada, as amended. (1) (2)
3.2	Bylaws of QPC Lasers, Inc. (1)
4.1	Registration Rights Agreement (2)
4.2	Form of Investor Warrant (2)
4.3	Form of Bridge Lender Warrant (2)
4.4	Form of Brookstreet Warrant (2)
10.1	2001 Stock Option Plan (2)
10.2	2006 Stock Option Plan (2)
10.3	Bridge Loan Agreement (2)
10.4	Real Property Lease (3)
31.01	Chief Executive Officer’s Certification pursuant to Section 302 of the Sarbanes-OxleyAct of 2002 (4)
31.02	Chief Financial Officer’s Certification pursuant to Section 302 of the Sarbanes-OxleyAct of 2002 (4)
32.01	Chief Executive Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.02	Chief Financial Officer’s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated by reference from the Registrant’s Form 8-K dated May 12, 2006.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, as amended.

(3)	Incorporated by reference from the Registrant’s Registration Quarterly Report on Form 10QSB for the period ended June 30, 2006.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 17, 2006	QPC Lasers, Inc.

/s/ George Lintz George Lintz
Chief Operating Officer, Chief Financial Officer

/s/ Jeffrey Ungar Chief Executive Officer