Form 10KSB
period 2006-12-31
QPC Lasers
filed 2007-03-20
CIK 1310753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-28153

QPC Lasers, Inc.
(Name of Small Business Issuer in its Charter)

Nevada	20-1568015
(State of incorporation)	(I.R.S. Employer Identification No.)

15632 Roxford Street, Sylmar, California	91342
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 986-0000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State issuer’s revenues for its most recent fiscal year: $3,073,332

The aggregate market value of all stock held by non-affiliates of the registrant was $30,049,682 as of March 6, 2007 (computed by reference to the last sale price of a share of the registrant’s common stock, $0.001 par value (“common stock”) on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  38,559,283 shares of common stock are outstanding as of March 6, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III of this Annual Report on Form 10-KSB will be set forth in, and is incorporated by reference from the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Rule 14a-101 on Schedule 14A with the Securities and Exchange Commission (the “Commission”) within 120 days after the close of the fiscal year ended December 31, 2006 (the “Proxy Statement”).

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

PART I

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our Company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms “we”, “us”, “our”, “the Company” or “QPC” mean QPC Lasers, Inc.

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

We design and manufacture high brightness lasers for a variety of commercial and military purposes. We have developed multiple technology platforms, with five issued patents and ten patents pending. We believe our technological capabilities position us to gain market share with products that address important issues of laser performance. Specifically, our technologies provide for high brightness diode lasers for “pumping” (using diode lasers to energize or “pump” large solid-state lasers) a high beam quality for focus on a tight spot and, precise and manufacturable monolithic wavelength control. We are also in the early stages of developing mid-infrared diode lasers that may be used for homeland security and defense applications.

We have demonstrated high power monolithic surface emitting arrays, wherein we aggregate many high power (> 1 watt) surface-emitting lasers onto a single semiconductor chip. This development may significantly reduce the size of a high power laser and may permit the fabrication of large-scale, high power spectrally narrowed laser arrays at much lower cost and much longer lifetimes than conventional technology permits.

We have demonstrated the physical principles for, and are in the process of developing what we believe to be proprietary technology for on-chip wavelength “conversion” (shortening or lengthening wavelengths beyond conventional ranges for diode lasers) and control. Lasers generating these wavelengths can be used for detecting pollution, hazardous materials and chemical explosives; they also may be conducive to establishing effective countermeasures for heat-seeking missiles.

We also have eye-safe laser pumping technology that may be used in the creation of directed energy weapons for the U. S. military, as well as for the creation of eye-safe laser products for surgery, hair, tattoo and acne removal, and other commercial applications.

We were founded in 2000 by Dr. Jeffrey Ungar, a Caltech graduate and former head of Advanced Optoelectronic Device R & D at Ortel, and George Lintz, MBA, an entrepreneur with fifteen years of investment banking and finance industry experience. Under their administration, we have built a staff of more than 40 employees, including prominent scientists and engineers. Ten of our fourteen scientists have Ph.D.s. By 2002, we had created a state-of-the-art production facility that covers 18,000 square feet and allows us to conduct nearly all of our operations on site, including R&D, semiconductor wafer fabrication, processing and packaging. In its present configuration, our plant has the wafer capacity to produce three million devices per year and it is scalable to an estimated 20 million devices.

In 2002, we also produced the “first light” from our laser devices and procured our initial government contracts. In 2003, we phased in these government contracts and focused on product development for industrial, medical and defense purposes. In 2004, we initiated our first commercial shipments of our “Generation I” devices and in 2005, we introduced and began to market “Generation II” products, hired worldwide sales representatives and attracted several original equipment manufacturer (“OEM”) orders. These contracts have all since terminated.

Since our inception, we have received over $6 million of development contracts from the United States Navy, United States Army, and United States Missile Defense Agency as well as from prime defense contractors in the United States and Israel. As of December 31, 2006, an agreement with the U.S. Army, two prime defense subcontract agreements with Fibertek, Inc. and Telaris, Inc. and the agreement with the Israeli prime defense contractor remain active. Please see “Management’s Discussion and Analysis of Results of Financial Condition” for additional information on our material customers agreements. We have raised approximately $37 million in equity financing from investors. Total sales for the years ending December 31, 2006 and 2005 were $3,073,332 and $1,073,191, respectively. Our net loss for the years ending December 31, 2006 and 2005 were $18,692,607 and $18,600,886, respectively.

On May 12, 2006, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Quintessence Photonics Corporation, a Delaware corporation (“Quintessence”), and the stockholders of all of the equity stock of Quintessence (the “Quintessence Stockholders”), and closed the transaction on the same date (the “Share Exchange”). Prior to the Share Exchange, we had 24 stockholders of record. Pursuant to the Exchange Agreement, QPC issued one share of its common stock to the Quintessence Stockholders in exchange for each share of their Quintessence common stock. The Quintessence Stockholders transferred substantially all of the shares of equity stock of Quintessence, thereby making Quintessence a subsidiary of QPC, and QPC issued an aggregate of 26,986,119 shares of its common stock to the Quintessence Stockholders. Furthermore, all options, warrants and convertible notes (“Derivative Securities”) and preferred stock that may be exercised or converted into Quintessence common stock were exchanged for Derivative Securities that may be exercised or converted into shares of common stock of QPC. The number of shares of common stock of QPC underlying the new QPC Derivative Security was equal to the number of shares of common stock of QPC that would have been issued to the Quintessence Stockholders, had they exercised or converted the Quintessence Derivative Security into Quintessence common stock immediately prior to the closing of the Share Exchange. Pursuant to the Exchange Agreement, QPC issued options, warrants or convertible notes that may be exercised or converted, as the case may be, into 10,776,879 shares of common stock of QPC. After closing the Share Exchange, the Quintessence stockholders held at least 87% of the outstanding shares of common stock of QPC. We had 521 stockholders of record after the closing of the Share Exchange. This May 2006 transaction (1) involved no general solicitation or general advertising, and (2) involved no non-accredited purchasers. Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act.

As of March 12, 2007, we do not have sufficient funds to continue operations for the next 12 months. We will need to raise at least $6 Million in the near future in order to maintain our operations at their current level. If we fail to raise sufficient funds, we may be required to significantly curtail our operations, which will make it highly unlikely that we can execute our business plan. We currently are in preliminary discussions with certain institutional investors and some of our stockholders regarding the possible sale of equity securities. No firm commitments have been received and we do not know at this time if a financing can be completed.

Industry Overview

“LASER” is an acronym for light amplification by stimulated emission of radiation. A laser converts electricity into light and delivers a large amount of energy to a small designated area. In general, there are three main types of commercial lasers: gas, solid-state and semiconductor (or “diode”). The major difference between a laser and any other sort of light source, such as a light bulb, is that a laser is focused and directed. In the case of a light bulb, there is a hot cylinder at the core and it distributes light in many different directions and in a range of colors, or wavelengths. Thus, light bulbs are very useful in illuminating large areas but they are essentially useless in directing energy to a small area. On the other hand, lasers are well suited to concentrating energy in a small area because the beam quality is significantly higher. Furthermore, lasers produce light at essentially the exact desired color (wavelength) or a very closely banded range of colors.

Lasers are widely used in a variety of applications including medical procedures, telecommunications, welding and other industrial applications, printing and various defense applications. Many daily conveniences, such as CD players and grocery store check out scanners, employ lasers. The trend over the last several decades has been for lasers to be employed in an increasing number of applications.

With recent advances in technology, the diode laser is becoming dominant in several markets that rely on low power lasers. In fact, in the telecommunications and optical fiber industries, diode lasers have become the standard and have virtually replaced all other types. However, with respect to most industrial applications, such as plastics welding, metal welding, soldering, surface hardening and coarse marking, gas and solid-state lasers remain dominant because incumbent technology high-powered diode lasers lack the required “brightness.” In other words, they cannot be sufficiently focused down into a tight spot.

Gas Lasers

The principal attribute of gas-powered lasers, such as carbon-dioxide lasers, is that they produce a beam of good quality, or brightness. However, they are expensive to purchase, occupy large amounts of floor space, have low efficiency rates—consuming approximately 100 times as much energy as they emit—and require vast cooling systems to handle the excess heat that is wasted in the process. They also have a major disadvantage because their output beams are incompatible with transport through optical fibers.

Solid-State Lasers

These lasers utilize a suitably doped solid (crystalline or glass) as the active medium. This medium must be illuminated or “pumped” by an intense optical source, such as a flashlamp or another laser in order to produce laser light. The ruby and Nd:YAG lasers are solid-state lasers.

Solid-state lasers, as is the case with gas lasers, offer good beam quality, but high power solid-state units are expensive, and at kilowatt powers, very large (in some cases the size of a car). Flashlamp pumped solid-state lasers have very poor efficiency, which means that only a very small fraction of the power used in the process is actually transmitted to the laser while the balance is wasted as heat. As a result, solid-state lasers require significant cooling infrastructure. This can be somewhat improved by using diode pumping instead of flashlamps, but this increases cost.

Semiconductor (or Diode) Lasers

This category of lasers is a semiconductor chip which converts electricity directly into light in a semiconductor chip without any other medium (such as gas or a crystal). Semiconductor lasers are compact, highly efficient, rugged and may be inexpensively manufactured in large quantities using techniques similar to those used for mass-producing consumer electronics. Typically, diodes successfully convert over 50% of the electric power source into the laser beam. The major disadvantage of standard diode lasers is that they generate low optical quality beams; technically speaking, they lack “brightness.”

The QPC Diode Laser

Our high power laser diode technology platforms combine high beam quality and power with efficiencies and low cost of manufacture. These platforms (see “Technology Platform” section below) include a “Surface Emitting Array” technology that permits fabrication of complete high power surface-emitting arrays on a single chip, includes novel processes for fabricating diodes that are intended to operate at 300% of the power of conventional chips without burning out, and includes laser diode designs that may have ten times (10x) the brightness of conventional diode lasers. These technologies are protected by patents and by trade secrets, as appropriate.

Product Offerings

We are launching our products in three distinct phases. Our Generation I offerings, released in 2004, are currently available to the pumping, industrial, defense and medical markets. They were designed to establish market presence and generate immediate revenues by offering advantages in terms of cost, reliability, efficiency and power brightness. Generation I products include single emitters, mounted and unmounted bars covering wavelengths from 800 nanometers (nm) to 1,500nm and power levels ranging from 2.5 watts (single stripe) to 50 watts (25 element array). These products have been sold to more than 25 customers including defense contractors, industrial laser system manufacturers, and medical laser manufacturers.  Repeat and/or production quantity orders have been received from several customers.

We released four of our Generation II products for sale in January 2006. These products deploy our proprietary chip technology and offer enhanced brightness over the first generation products. We have received purchase orders for Generation II products from multiple customers including defense contractors, medical device companies, research institutions and industrial companies. Our Generation II products incorporate (1) our non-absorbing mirror technology which can generate significantly higher power without causing catastrophic optical damage (“COD”); and (2) our internal gratings which enable our customers to specify exact, desired wavelength within +/- 0.5 nanometers. Internal gratings eliminate the requirement for customers to cool or heat their diodes to achieve a specified wavelength.

We are developing Generation III products designed to combine surface emitting and extreme brightness technologies. Development contracts have been received from various agencies within the United States Department of Defense for technologies that are relevant to our Generation III products. We currently plan to release Generation III prototypes in 2007. We will attempt to penetrate the multi-billion dollar solid-state and gas laser markets—particularly industrial welding—with our Generation III diode solutions. In addition, we believe that this class of products may expand our opportunities in homeland security and defense applications, such as directed energy weapons, that require low cost, small, light, rugged and efficient lasers.

Potential Product Applications

The following are examples of applications of our laser products. All of these markets may be addressed by our Generation I and/or II products, except “Direct-Diode Materials Processing,” and certain homeland security applications which we believe may be addressed by our Generation III products.

Defense and Homeland Security

Because of their compact size, lightweight and ruggedness, semiconductor lasers are ideal for military and aerospace applications. Used directly or as pumps for other lasers, semiconductor lasers are introduced in a wide variety of applications including the transmission of optical energy to a target and the receipt of a portion of such optical energy back in order to remotely measure various physical properties of the target. Our technology is enabling diode lasers to be used directly in applications where traditional diode lasers have provided insufficient performance in areas such as direct target illumination.

Defense applications for lasers exist at both low and high powers. On the low power end (less than 500 milliwatts), direct diode lasers are used for free-space communications for line of sight transmission. Laser communication is preferable to radio frequency (RF) communication because RF signals identify the location of the transmitter and can be easily intercepted, while laser communications cannot be detected unless the eavesdropper is in the exact line of the laser beam. A drawback of free-space laser communications is that fog and battlefield smoke can interfere with the signal; mid-infrared wavelengths such as those for which we are developing lasers are many orders-of-magnitude more penetrating than conventional wavelengths.

At slightly higher power, direct diode lasers are used to initiate ordinance. At even higher powers and long wavelengths, diode lasers can be used directly (or through pumped solid-state lasers) to disrupt the homing systems of heat-seeking missiles. At the highest power levels of 50 to 100 kilowatts, and eventually megawatts, high energy lasers for tactical weapons are being developed for air, sea and land-based platforms.

During our 2005 and 2006 fiscal years, 66% and 65% of our revenues, respectively, were derived from defense and homeland security related applications.

Medical

At present, a variety of medical applications utilize diode lasers as either pump lasers or as direct diode treatment because of their compact size, efficiency, low cost and ability to produce large optical energies. Hair removal, dental, ophthalmic and other dermatological applications utilize diode laser light directly. The wavelength of the light is critical to the treatment efficacy and the laser source is selected to match the absorption lines of various skin, blood or organ constituents, or that of an injected dye. In many cases, the light is delivered through a fiber by way of a catheter or scope that needs to be extremely small, resulting in the need for high brightness fiber coupled with diode lasers.

Medical imaging is also an important emerging application of diode lasers. Traditional MRI technologies utilize the inherent electro-magnetic dipole associated with the water molecules to produce images within the human body. However, several organs such as the lungs and brain are difficult to image effectively because of their relative lack of water. In order to dramatically enhance magnetic resonance imaging in these applications, diode lasers are used to “pump” gases such as Xenon that are delivered into the intended area of imaging. The inert gas does not react with the organ that is being imaged, but its presence allows the MRI to produce images with significantly higher resolution and contrast than an ordinary MRI.

During our 2005 and 2006 fiscal years, 24% and 20% of our revenue was derived from medical applications.

Industrial

Presently, the most widespread application for high-power semiconductor lasers is “pumping” (or energizing) other lasers. In diode pumped laser architectures, the semiconductor laser light “pumps” or energizes the gain medium that is configured inside its own laser cavity. The pump light is absorbed by the crystal or fiber, and a solid state or fiber laser is created. Diode pumping has significant advantages over traditional approaches that utilize lamps as pumps. In fact, nearly every important parameter of a laser system is improved with diode pumped architectures: system size, weight, performance, beam quality, waste heat (efficiency), complexity and operating cost.

High power semiconductor lasers are used in the printing, graphics arts and display markets as well. The printing process uses lasers for a wide variety of print media including magazines, posters and newspapers. The most common application is thermal computer-to-plate imaging in which diode lasers are used to write printing plates. Thermal computer-to-plate imaging has significant advantages over traditional analog film and plate technology, both of which use UV lamps. The elimination of film from the workflow dramatically reduces the start-up time for printers and allows them more flexibility in getting jobs on and off the press. Additionally, the thermal computer-to-plate process allows the user to work in white light, versus a dark environment. High brightness and power as provided by our lasers permit the process of printing to be performed more rapidly, which is of crucial importance to the end-user. There is also an emerging and large market for laser-driven displays such as rear-projection television and digital theater. These will require high power and low cost laser sources in the visible region of the spectrum. We do not currently produce visible lasers, but coupled with frequency-doubling crystals we believe that our high brightness lasers could be attractive to television manufacturers and consumers.

Laser materials processing is one of the world’s largest laser markets, with applications ranging from metal cutting and welding at the high power levels, to marking and plastics welding at low powers. Diode lasers are ideal for materials processing because of their high efficiency and compact size compared to conventional gas and solid-state laser solutions. We believe that our high brightness diode lasers may be used for a large number of materials processing applications including marking, cutting of non-metals and metals, and metal welding.

During our 2005 and 2006 fiscal years, 10% and 15% of our revenue, respectively, were derived from printing, graphic arts and display applications.

Commercial Laser Markets

We estimate that the global laser market is greater than $5 billion in annual revenues. Lower margin, commodity diodes (optical storage and telecommunications) represent over 50% of the market, and we do not consider this sector economically attractive for us. The higher margin marketplace, which we consider our target market, currently encompasses non-diode lasers, which we estimate to be approximately a $2 billion market, and the market for high power diodes, which we estimate to be a $250 million market.

We believe that emerging applications, including defense and display, will increase the overall size of the laser market. The industrial high power laser market is currently dominated by gas and solid state lasers.

Technology Platforms

We have manufactured arrays of laser diodes in which each diode has more brightness than conventional arrays. The high brightness of these arrays allows them to be used in applications such as direct diode materials processing, fiber-core laser pumping or red-green-blue displays that cannot use conventional laser diodes or arrays.

We believe that our surface emitting array technology is a significant achievement in low cost laser manufacturing because it enables a complete two-dimensional high power array to be produced on a single wafer and be packaged on a single cooler. By contrast, conventional laser array technologies generally require individual manufacture, assembly and testing of each row of an array. Our surface emitting technology, which was developed with funding from the U.S. Navy represents a decrease in the number of coolers required. This technology also facilitates an improvement in reliability, because it eliminates the need for “micro-channel” coolers that are a leading cause of laser burnout.

We have developed high power lasers with on-chip, monolithic wavelength control. These lasers are used for pumping solid-state lasers as well as other applications, and have what we believe are advantages over conventional lasers including efficient absorption by the solid-state crystal, and lower temperature sensitivity of wavelength.

We have also developed high power long-wavelength arrays for pumping eye-safe lasers. These are lasers that emit beams that we believe are less hazardous to the eye than conventional lasers, and are very important for industrial and military lasers in order to reduce the risk of collateral casualties. We have developed eye-safe laser arrays, and are pursuing a new class of advanced high performance wavelength stabilized arrays for eye-safe lasers.

Laser sources in the mid-infrared range may be of crucial importance for homeland defense against terrorism. They might be used to confuse heat-seeking missiles launched against airliners and also for early warning of biological and chemical attacks. We have performed an early-stage demonstration of a novel technology for shifting the output of a laser diode into the mid-infrared wavelength range which may enable us to provide compact, high performance mid-infrared laser diodes at very low manufacturing costs.

Sales and Marketing Plan

In the United States, we have a sales team that sells directly to our customers. In foreign markets, we use distributors to sell our products, and we have existing relationships in France, Italy, Germany, the United Kingdom, Israel, China and Japan. The distributor agreements generally provide that the distributor will promote, advertise, market and sell our products on an exclusive basis throughout the relevant territory. We will fill orders from distributors in accordance with agreed-upon delivery times. Distributors are generally required to make payments within 45 days of invoice. Generally, either party may terminate the agreement on 90 days’ written notice.

On a global basis, we employ various outside consultants to gain access to new accounts. Our in-house sales team currently consists of a Senior Vice President of Sales and Marketing, a Director of Worldwide Marketing, a Director of Worldwide Sales, a Manager of Sales, and a Sales Administrator.

Our marketing activities include advertising in several international trade journals and we have published articles in many magazines. Our scientists have presented several technical papers at military and general laser conferences. We also exhibit at more than five trade shows on an annual basis. In addition, we use an outside agency for graphic arts and marketing communications.

Our advertisements and website are currently producing an average of one new inquiry per day. We manage the inquiries by parceling them into (1) standard products; (2) custom inquiries from desirable OEM target customers for products on our roadmap; and (3) other. Our general policy is to decline to quote on inquiries that do not fall within the first two categories.

In April 2006, we entered into a consulting agreement with Capital Group Communications (“CGC”) to assist us with: (1) relations with stockholders, brokers, dealers, analysts, and other investment professionals, (2) with public relations efforts and (3) preparation of press releases and other similar materials. The agreement lasts for a period of 12 months. We have paid CGC a fee of 1.2 million shares of common stock valued at $1,500,000.

Competition

We compete with approximately 40 companies that produce laser diodes. Some of these companies, such as JDS Uniphase and Coherent, are large, well-established companies that have substantially greater resources than we do to pursue product development, manufacturing and marketing. There are also many smaller companies engaged in the production of laser diodes, such as nLight Photonics and Alfalight. Historically, most laser diodes produced by our competitors have generated high power, but with low brightness. We believe that our products may enjoy a competitive advantage to the extent that we can combine high power and high brightness in our products.

Some of our competitors are pursuing alternative technological approaches to enhance the brightness of their products. While we cannot predict the success of such alternative approaches, we believe that our surface emitting array technology and our ability to enhance the functionality of a chip, offer significant advantages by enabling us to produce a single chip containing multiple lasers. Nonetheless, we believe that a number of our competitors have been improving the performance features and reliability of their products, which may diminish any competitive advantage we might enjoy based upon our technological capabilities. Our efforts to grow our business will remain vulnerable to new technological developments by our competitors.

As we expand our marketing efforts, we also expect to increasingly compete with companies that produce diode-pumped solid state and fiber lasers. While such lasers are capable of producing both high power and high brightness, they typically are multi-stage lasers that are substantially larger, heavier and more expensive than our products. We believe that there is an opportunity for our products to gain market share to the extent that end users require or desire lasers that are smaller, lighter and less expensive than those produced by our competitors. Nonetheless, notwithstanding our perceived technological advantages, we are aware that we will be seeking to replace incumbent technologies. Moreover, we will be competing with some companies that have substantially greater marketing budgets as well as long established relationships with existing customers. Finally, as we seek to enter new markets, our products will not have the benefit of many years of commercial usage to demonstrate their reliability.

Patents, Trademarks and Intellectual Property

We have been granted five patents and have 10 patents pending. These patents cover a suite of different laser-related technologies and are related to process (manufacturing), performance characteristics and design. We have applied for patents in our key markets of North America, Asia and Europe, and have been granted trade secret protection, where appropriate. We also believe that due to the complex nature of our products, our products would be very difficult to reverse engineer and replicate with precision.

The following is a table of our five issued patents:

Title	Patent No.	Issue Date

A Laser Diode with an Internal Mirror	6,711,199	March 23, 2004

A Laser Diode with a Low Absorption Diode Junction	7,103,080	September 5, 2006

A Laser Diode With an In-Phase Output	6,668,003	December 23, 2003

Mid-Infrared Laser Diode	6,865,209	March 8, 2005

De-Tuned Distributed Feedback Laser Diode	7,139,299	November 21, 2006

The following is a table of our 10 pending patent applications:

Title	Serial No.	Filing Date

A Laser Diode With an Amplification Section That has a Varying Index of Refraction	10/379,027	March 3, 2003

Compact, High Power Pulsed Laser Source	11/248,769	October 11, 2005

High Performance Vertically Emitting Lasers	10/264,534	October 3, 2002

High Performance Vertically Emitting Lasers	11/130,535	May 16, 2005

Mid-Infrared Laser Diode	10/783,269	February 20, 2004

Very Low Cost Surface Emitting Laser Diode Arrays	11/042,759	January 24, 2005

Laser Diode With Monolithic Intra-Cavity Difference Frequency Generator	11/039,342	January 18, 2005

Semiconductor laser array beam transformer/equalizer	11/175,699	July 6, 2005

Apparatus For Dynamic Control Of Laser Beam Profile	11/269,974	November 8, 2005

Direct Impingement Cooling of a Laser Diode Array	11/345,107	January 13, 2006

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business, our reputation, or our ability to compete. Also, protecting our intellectual property rights could be costly and time consuming.

Research and Development

We currently conduct research and early stage development activities in-house. We retain title rights to all improvements or enhancements to our technology developed by or worked on by the outside laboratory. Mr. Ungar, our Chief Executive Officer, is responsible for development of new product concepts. We have purchased materials and components for our products under development from a number of technology companies. We continue research on our Generation III technologies and other new concepts. We spent approximately $4.5 million for research and development in 2006 and $4.8 million in 2005. We expect to continue to expend significant amounts on research and development for the foreseeable future.

Manufacturing

One of our core strategies is to tightly control our manufacturing process. We believe this is essential in order to maintain high quality products and enable rapid development and deployment of new products and technologies. We design and produce many of our own components and sub-assemblies in order to retain quality control. All of our manufacturing is conducted at our Sylmar, California headquarters. We use contract manufacturing firms for certain specialized packaging functions.

Raw materials or sub-components required in the manufacturing process are generally available from several sources. However, any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

We rely exclusively on our own production capability to manufacture certain strategic components, optics and optical systems, semiconductor lasers, lasers and laser-based systems. Because we manufacture, package and test these components, products and systems at our own facilities, and such items may not be readily available from other sources, any interruption in our manufacturing would adversely affect our business.

Customers

For each of the years ended December 31, 2006 and 2005, we had three major customers who accounted for approximately 54% and 61%, respectively, of our total revenue. Total government contract revenue during the years ended December 31, 2006 and 2005 was approximately 51% and 45%, respectively. In particular, revenue from the Navy during 2006 and 2005 comprised 0% and 32% respectively, and revenue from the Missile Defense Agency comprised 13% and 6%, respectively. Revenue from the Defense Advance Research Project Agency contract was 29% of our overall revenue for the year ending December 31, 2006. In addition to the government contract revenue indicated above, we had sales of approximately $360,000 or 12% of our total revenue to a single commercial customer. As of December 31, 2006, the amounts due from government contracts was $383,935, and is included in accounts receivable in the accompanying financial statements.

Governmental Regulations, including Environmental Regulations

Our operations are subject to various federal, state and local environmental protection regulations governing the use, storage, handling and disposal of hazardous materials, chemicals, various radioactive materials and certain waste products. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency. We are further subject to regulation by the Los Angeles Fire Department and the South Coast Air Quality Management Department. Comparable authorities are involved in other countries and jurisdictions. We believe that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.

Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by federal and state laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident involving such materials, we could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

Depending upon their features and specifications our products could be subject to export controls which may limit our ability to sell our products to certain countries. Such controls include the Export Administration Regulations administered by the Department of Commerce and the International Traffic in Arms Regulations, administered by the Department of State.  We utilize the services of a legal firm that specializes in export license law.  We have successfully applied for and have received Technical Assistance Agreements and Department of State Export Licenses when appropriate.

Employees

We have 42 full-time and 2 part-time employees. We have 16 employees in research and development/engineering, 5 in sales and marketing, 7 in general and administration and 16 in manufacturing. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.

ITEM 2. DESCRIPTION OF PROPERTY.

Our principal executive offices and manufacturing facilities consist of a total of 40,320 square feet and are currently located at 15632 Roxford Street, Sylmar, California 91342 with a lease term of ten years and an option to extend at market rates for an additional five years. The expiration of the lease is May 31, 2016 for the initial term and May 31, 2021 for the option. We use 18,000 square feet of our leased 40,320 square foot building and sub-let the remainder of our facility for warehousing space. We pay approximately $25,500 per month for lease payments and approximately $1,800 per month for common area maintenance and recover $5,000 from our subleases, all on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings that, if decided adversely to us, would have a material adverse effect upon our business, results of operations or financial condition and we are not aware of any threatened or contemplated proceeding by any governmental authority against our Company. To our knowledge, we are not a party to any pending civil or criminal action or investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock is not listed on any national stock exchange. Our common stock is traded over-the-counter on the Over-the-Counter Electronic Bulletin Board under the symbol “QPCI”. Prior to May 2006, we were known as Planning Force, Inc. and our stock traded under the symbol “PLFI”. The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the Over-the-Counter Bulletin Board.

	High Bid	Low Bid
2006
First Quarter	*	*
Second Quarter	$3.05	$1.75
Third Quarter	$2.84	$1.60
Fourth Quarter	$1.70	$1.03

	High Bid	Low Bid
2005
First Quarter	*	*
Second Quarter	*	*
Third Quarter	*	*
Fourth Quarter	*	*

* There have been no trades of Company common stock during such quarter.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 6, 2007, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $1.25 per share.

As of March 6, 2007, there were approximately 520 stockholders of record of our common stock.

Dividends

We have never paid any cash dividends on the common stock or the preferred stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any cash dividends on the common stock or the preferred stock in the foreseeable future

Recent Sales of Unregistered Securities

In September 2004, while we were known as “Planning Force, Inc.”, we issued 10,000,000 shares of our common stock to Julie Morin, our founding stockholder and an officer and director, in exchange for cash in the amount of $10,000. This sale of stock did not involve any public offering, general advertising or general solicitation. At the time of the issuance, Ms. Morin had fair access to and was in possession of all available material information about our Company, as she was then an officer and director of Planning Force, Inc. The shares bear a restrictive transfer legend in accordance with Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). On the basis of these facts, we claim that the issuance of stock to our founding stockholder qualifies for the exemption from registration contained in Section 4(2) of the Securities Act.

In November 2004, we completed an offering of our common stock to a group of private investors. We issued 460,000 shares of our common stock for cash at $0.05 per share to twenty three stockholders for a total offering price of $23,000. This November 2004 transaction (1) involved no general solicitation or general advertising, (2) involved less than thirty-five non-accredited purchasers, and (3) relied on a detailed disclosure document to communicate to the investors all material facts about Planning Force, Inc., including an audited balance sheet and reviewed statements of income, changes in stockholders' equity and cash flows. Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act.

On May 12, 2006, we entered into a Exchange Agreement with Quintessence, and the Quintessence Stockholders, and closed the Share Exchange on the same date. Prior to the Share Exchange, we had 24 stockholders of record. Pursuant to the Exchange Agreement, QPC issued one share of its common stock to the Quintessence Stockholders in exchange for each share of their Quintessence common stock. The Quintessence Stockholders transferred substantially all of the shares of equity stock of Quintessence, thereby making Quintessence a subsidiary of QPC, and QPC issued an aggregate of 26,986,119 shares of its common stock to the Quintessence Stockholders. Furthermore, all Derivative Securities and preferred stock that may be exercised or converted into Quintessence common stock were exchanged for Derivative Securities that may be exercised or converted into shares of common stock of QPC. The number of shares of common stock of QPC underlying the new QPC Derivative Security was equal to the number of shares of common stock of QPC that would have been issued to the Quintessence Stockholders, had they exercised or converted the Quintessence Derivative Security into Quintessence common stock immediately prior to the closing of the Share Exchange. Pursuant to the Exchange Agreement, QPC issued options, warrants or convertible notes that may be exercised or converted, as the case may be, into 10,776,879 shares of common stock of QPC. After closing the Share Exchange, the Quintessence stockholders held at least 87% of the outstanding shares of common stock of QPC. We had 521 stockholders of record after the closing of the Share Exchange. This May 2006 transaction (1) involved no general solicitation or general advertising, and (2) involved no non-accredited purchasers. Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act.

From May 19, 2006 to July 16, 2006, QPC held six closings in which it offered and sold an aggregate of 6,065,800 shares of its common stock at $1.25 per share to certain accredited investors and received gross proceeds of $7,582,250 (the “Offering”) pursuant to subscription agreements. These shares were offered through a private placement in which Brookstreet Securities Corporation (“Brookstreet”) acted as the placement agent. The placement agent received a commission of 8.0% of the gross proceeds along with a 2.0% non-accountable marketing allowance and a 3.0% non-accountable expense allowance. QPC received net proceeds of $6,596,558 from the Offering. The issuance of the securities described above were exempt from the registration requirements of the Securities Act under Regulation D and the rules thereunder, including Rule 506 insofar as: (1) the purchasers were each an accredited investor within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by us in accordance with Rule 502(d); (3) there were no other non-accredited investors involved in the transaction within the meaning of Rule 506(b); and (4) the offer and sale of the securities was not effected through any general solicitation or general advertising within the meaning of Rule 502(c).

During 2006, Brookstreet also received warrants to purchase our common stock in an amount equal to 20% of the shares sold, at an exercise price of $1.25 per share. Based on the sale of 11,726,681 shares in the Offering, Brookstreet received warrants to purchase 2,345,340 shares of common stock. The value of the warrants issued to Brookstreet was $1,948,744.

In May, 2006, we issued 1,200,000 shares of restricted common stock to an investor relations firm for services to be performed over twelve months. The value of the shares was $1,500,000. In March and May, 2006, we issued a total of 100,000 warrants to purchase common stock at a price of $1.25 per share to an investor relations firm for services; the warrants were valued at $31,000 and expire on August 1, 2010. The warrants are fully vested and may be exercised in a cashless manner. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or general advertising for the acquisition of these securities.

During 2006, we issued 2,500 shares of restricted common stock upon warrant exercise for total gross proceeds of $3,750 to one investor. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or general advertising for the acquisition of these securities.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF QPC LASERS, INC. AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING OUR OPERATING RESULTS, FINANCIAL CONDITIONS AND LIQUIDITY AND CASH-FLOW FOR THE FISCAL YEARS ENDED DECEMBER 31, 2005 AND 2006. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED ON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB, PARTICULARLY UNDER THE CAPTION "FORWARD LOOKING STATEMENTS."

FORWARD LOOKING STATEMENTS

This Annual Report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Factors That May Affect Future Performance” below, as well as our financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report and our other filings with the Commission. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Factors That May Affect Future Performance” and elsewhere in this Annual Report on Form 10-KSB. Except as required by law or regulation, we assume no obligation to update any forward-looking statements.

Background

QPC Lasers, Inc. designs and manufactures laser diodes through its wholly-owned subsidiary, Quintessence Photonics Corporation (“Quintessence”). Quintessence was incorporated in November 2000 by Jeffrey Ungar, Ph.D. and George Lintz, MBA (our “Founders”). The Founders began as entrepreneurs in residence with DynaFund Ventures in Torrance, California and wrote the original business plan during their tenure at DynaFund Ventures from November 2000 to January 2001. The business plan drew on Dr. Ungar’s 17 years of experience in designing and manufacturing semiconductor lasers and Mr. Lintz’s 15 years of experience in finance and business; the primary objective was to build a state of the art wafer fabrication facility and hire a team of experts in the field of semiconductor laser design.

After operating as a private company for almost six years, on May 12, 2006 and June 13, 2006, the stockholders of Quintessence entered into Exchange Agreements with QPC in which all of the stockholders of Quintessence exchanged their shares, warrants and options for shares warrants and options of QPC. QPC was a public reporting company; and as a result of the Share Exchange, QPC was the surviving entity and is now a public reporting company. Our predecessor public company was incorporated in the State of Nevada on August 31, 2004 as Planning Force, Inc.

Our originally targeted market was fiber optic telecommunications. As it became clear within the first two years of operations that the telecommunication market was experiencing a slump, we investigated other markets that could benefit from our laser diode technology and decided to focus on materials processing, printing and medical applications, as well as the burgeoning defense/homeland security laser market.

We released our Generation I products in the second quarter of 2004, and released some of our Generation II products in the fourth quarter of 2005 through the second quarter of 2006. We expect to release some Generation III prototypes during Calendar Year 2007. Generation I and II products have been sold to customers in the medical, printing, and defense industries.

QPC signed its first government development contract in the second quarter of 2002 and we shipped our first commercial product in the second quarter of 2004. We hired our first salesman in the fourth quarter of 2003, added a Director of Worldwide Sales in the third quarter of 2004 and a Senior Vice President of Marketing and Sales in the second quarter of 2005.

Total sales grew from $89,161 in 2002; to $229,079 in 2003; to $1,050,816 in 2004 to $1,073,091 in 2005. Total sales for the year ended December 31, 2006 were $3,073,332.

We have used government development funds to subsidize product development. We were awarded four Phase I “Small Business Innovation Research” contracts; three of them have progressed to Phase II contracts. In general, these contracts are cancelable and in some cases include multiple phases associated with meeting technical milestones. In the second quarter of 2006, we signed a sub-contract with Telaris, Inc. as part of a team working on a project for the Defense Advance Research Project Agency (“DARPA”). Our portion of the DARPA contract is $3.1 million which is to be performed in two phases over three years. This contract will fund development of semiconductor lasers to be used for directed energy weapons; and the technology overlaps with our development of lasers for the industrial materials processing markets.

In the second quarter of 2006, QPC was also awarded a subcontract with Fibertek, Inc. as part of a team working on a project for the United States Missile Defense Agency to develop lasers that emit mid-infrared wavelengths. Management believes these lasers may be used in systems designed to defend military and commercial aircraft against heat seeking missiles. We also believe that this effort will bring us closer to creating a compact and affordable system for detection of biochemical agents in public places. The contract is a Phase III follow-on contract from an earlier contract that QPC completed which demonstrated the early phases of feasibility of our technology. Our portion of this Phase III contract is $800,000 and is to be performed over twelve months through June 2007. As of December 31, 2006, we have recognized $400,000 of revenue from this contract.

The United States Army Research Laboratory awarded us a Phase II development contract in the first quarter of 2006 and we began performing under this contract in the second quarter of 2006. The contract is a follow-on contract from an earlier contract with the same customer in which QPC demonstrated its ability to develop diode lasers that emit wavelengths that are safer to the human eye than conventional high power diode wavelengths. Management believes that upon successful completion of the diode laser project, these lasers will be used in both military and commercial systems to limit accidental damage to human eyes of system operators, friendly forces, and bystanders. The Army contract amount is $673,028 and is to be performed by March 2008. As of December 31, 2006 we have recognized $272,768 of revenue from this contract.

In addition to U.S. Government funds, we have received development funds from U.S. prime defense contractors as well as a major foreign military contractor. The funds that we have received and expect to receive are for development that overlaps with our commercial development.

In the medical laser market, QPC has received production orders and new product development orders from a large medical laser manufacturer. Other medical equipment manufacturers have also ordered from us. In the industrial market, QPC has received an order for development and production of optical sensing lasers.

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

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition. Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2005 or December 31, 2006. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2005, there was no deferred revenue and approximately $10,774 of unbilled receivables related to these government contracts. At December 31, 2006, there was no deferred revenue and approximately $42,692 of unbilled receivables related to these government contracts.

The Company recognizes revenues on product sales, other than fixed-price contracts, based on the terms of the customer agreement. If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer. Accounts receivable are reviewed for collectibility quarterly. When management determines that there is a potential collection problem, a reserve will be established, based on management’s estimate of the potential bad debt. When management abandons all collection efforts it will write off the account and adjust the reserve accordingly.

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

Accounting for Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. These derivatives are separately valued and accounted for on our balance sheet, and revalued at each reporting period. The net change in the value of embedded derivative liability is recorded as income or loss on derivative instruments in the consolidated statement of operations, included in other income.

Stock Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounted for stock option and warrant grants issued and vesting to employees up through December 31, 2005 utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 12"), with pro forma disclosures of net income (loss) as if the fair value method had been applied using the guidance SFAS No 123, "Accounting for Stock-Based Compensation". The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's 2005 consolidated financial statements for the issuance or vesting of these instruments. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant was estimated using the Black-Scholes option pricing model, and the effect on the Company's results of operations was shown in a pro forma disclosure as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

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

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

REVENUE. During the year ended December 31, 2006, the Company had revenue of $3,073,332 as compared to revenue of $1,073,191 during the year ended December 31, 2005, which represents an increase of approximately 186%. This increase is attributable to an increase in both commercial sales and government contract work which are a result of our sales and marketing efforts and our increase in government contracts and product offerings. We were awarded three government contracts during the period for which we began to perform and bill.

COST OF REVENUE. Cost of revenue, which consists of direct labor, overhead and material costs, was $2,291,851 for the year ended December 31, 2006 as compared to $1,009,477 for the year ended December 31, 2005. This increase is attributable to increased revenue from both commercial sales and government contracts.

GROSS PROFIT. Gross profit was $781,481 for the year ended December 31, 2006 as compared to $63,714 for the year ended December 31, 2005, representing gross margins of approximately 25% and 6%, respectively. The increase in our gross profits is attributable to our increase in commercial sales and government contracts. Since we have released new products, there are still inefficiencies in the manufacturing operations. These inefficiencies largely affect our commercial products rather than the government contracts. As our manufacturing operations mature, we expect to have increased efficiencies and as a result better margins.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material and overhead, totaled $4,502,132 for the year ended December 31, 2006, as compared to $4,753,356 for the year ended December 31, 2005, which is a decrease of approximately 5%. The decrease in research and development costs is attributable to the shift of some of our resources from development to manufacturing as a result of increased orders for our products. We expect to continue to spend substantial sums on research and development as we seek to maintain our technological edge and develop new products for various applications.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $6,282,043 the year ended December 31, 2006, as compared to $2,441,405 for the year ended December 31, 2005, which represents an increase of approximately 157%. Approximately $1,500,000 of this increase was a non-cash expense attributable to equity compensation paid to investor relations consultants. This increase also includes stock option compensation expense of approximately $300,000 for the year ended December 31, 2006, as compared to $0 for the year ended December 31, 2005. Additionally, increased investor relations, legal and accounting costs are attributable to our becoming a publicly traded company with more compliance and investor relations issues. We expect these categories of expenses to increase in future periods, based on anticipated growth of the Company. However, we do not believe that the percentage increase will be as great in future periods. We have also expanded our sales team, and increased our sales and marketing efforts, and as a result we have increased expenses in the sales and marketing areas.

NET LOSS. QPC had a net loss of $18,692,607 for the year ended December 31, 2006 as compared to a net loss of $18,600,886 for the year ended December 31, 2005. The loss in 2006 was in significant part attributable to certain non-cash expenses, including a license termination fee of $6,000,000 to Finisar Corporation (“Finisar”) and the non-cash compensation expenses discussed above. In addition, approximately $690,000 was included as expense associated with warrant issuance in connection with a related party note, which was extended in January 2006 and repaid in April 2006, and $525,175 of non-cash interest expense that was recognized in connection with the modification of warrants. Loss on change in the fair value of derivatives was $68,703 for the year ended December 31, 2006 compared to $0 for the year ended December 31, 2005. Approximately $330,000 of the expenses in 2006 were one-time expenses attributed to the cost of the Share Exchange.

While we anticipate that revenues should continue to grow from the amounts recorded in 2006, we do not expect to achieve profitability during the next 12 months. Moreover, our ability to continue to grow our revenues is subject to significant risks including, without limitation, our limited marketing budget, the limited track record for our products and the difficulties encountered in trying to displace incumbent products and technologies, the long sales and qualification process required for our products and the risk that our competitors will develop products that diminish or eliminate any technological advantages of our products.

Liquidity and Capital Resources

We do not have sufficient funds to continue operations for the next 12 months. QPC lost $18,692,607 during the fiscal year ended December 31, 2006 and has a cumulative deficit of $51,506,393 as of December 31, 2006. Our negative cash flow is currently in excess of $700,000 per month. We project that the Company will not have positive cash flow from operations sooner than June 2008. Our cash balance at December 31, 2006 was $1,429,077; as of February 28, 2007, our (unaudited) cash balance was approximately $611,954.

Unless we can raise at least $6 Million, we may be forced to significantly curtail our operations. Any such cutbacks would make it highly unlikely for us to be able to execute our business plan, which will endanger our survival. Accordingly, it is critical that we obtain additional cash resources in the near future.

All of our assets are currently pledged to various lenders. Therefore, we do not have the ability to borrow funds from banks or other traditional lenders. We believe that our only realistic opportunity to raise the additional funds necessary to continue our operations is through the sale of securities.

We are currently in discussions with a limited number of institutional investors and some of our current stockholders regarding the possible sale of securities. No firm commitments have been received and we do not know at this time if a financing can be completed. If a financing is completed, it is likely to include terms which will dilute the equity position of our current stockholders. In addition, the terms of any financing may impose restrictions upon our operations which could impede our ability to pursue our business strategy.

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2006.

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

In addition to Finisar’s equity investment, Finisar made a five-year term loan to us for $7 million, closing in two tranches between August 2001 and January 2002. The total investment of Finisar in our Company was $12 million, including the preferred equity and debt. The total equity and debt capital invested in our Company, as of January 2002, was $16 million.

In the third quarter of 2003, we raised a second round of equity financing. Finisar converted the $5 million remaining principal balance on their term loan into our Series B Preferred Stock and we raised an additional $2.8 million in new cash. The price per share of Series B Preferred Stock was $3.118998. Three of the five members of the Board of Directors at that time, founders Dr. Ungar and Mr. Lintz and independent director, Dr. Israel Ury, each purchased preferred stock in the Series B round of financing. As a condition to Finisar’s investment in Series B Preferred Stock, we granted Finisar a non-exclusive royalty free perpetual license to our existing and future intellectual property. The License Agreement allowed for termination by us by paying a fee on or before September 18, 2008. We subsequently terminated the license by issuing a promissory note in the amount of $6 million to Finisar as of September 18, 2006. As of December 31, 2006, the outstanding principal balance of the Finisar secured note was $5,927,299.

In the second quarter of 2004, we entered into a senior secured two-year note transaction with various investors and raised $3.25 million. We issued 2,437,500 warrants to purchase common stock to the lenders as part of this transaction. The exercise price of these warrants was initially $3.75 per share. In the second quarter of 2005, approximately $2.1 million of the $2.4 million outstanding balance was extended for an additional year. We issued an additional 840,000 warrants to purchase common stock as part of this transaction, and adjusted the exercise price of 2,325,000 warrants to $1.25 per share in January 2006 upon the closing of the Brookstreet Tranche I offering. The new exercise price was subject to downward adjustment if future financings were completed at a price lower than $3.75 per share. The exercise price was ultimately fixed at $1.25 per share at the time of the Share Exchange in May 2006. The largest participant in the note transaction, investing $2.5 million, was Envision Partners of which QPC’s Chief Financial Officer, Mr. Lintz, is a 50% partner. As of December 31, 2006, the outstanding principal balance of the senior secured note was $729,518.

From the fourth quarter of 2004 through the first quarter of 2005, we raised $5.9 million in a third round of equity financing. Approximately 60 accredited investors participated in this round. We issued Series C Preferred Stock at a price of $3.75 per share and warrants to purchase common stock with an exercise price of $3.75 per share. In subsequent transactions from November 2005 to June 2006, all but 222,749 warrants were exchanged for common stock in a ratio of three shares for four warrants. The exercise price of remaining warrants was adjusted from $3.75 to $1.25 per share.

In the third quarter of 2005, we raised $221,000 through a sale of our common stock to eight high net worth individuals at a price of $1.00 per share.

In the third quarter of 2005 we entered into a subordinated secured note with various investors for $1,280,000. As of December 31, 2006, the outstanding principal balance was $1,280,000. We issued 320,000 warrants to purchase common stock to these lenders. The exercise price of the warrants and the conversion price of the loan are variable. The initial price was $3.75 per share and is to be adjusted downward if there are any subsequent financings of at least $1,000,000 in which stock is sold for less than $3.75 per share. The exercise price for the warrants and the conversion price for the loan were reset to $1.25 per share in conjunction with the first $1 million of the Brookstreet offering in December 2005. The “floor” of minimum price that is applicable to the exercise price of the warrants and the conversion price of the loan is $0.90 per share. In addition to these warrants issued at the time of the loan, we offered the lenders the option of receiving an additional 341,325 warrants on the same terms if they extended their loan for an additional three years at any time during the term of the loan. To date, one lender has given us notice of extension of his $100,000 loan and has been issued 26,666 additional warrants.

In November 2005, we offered each holder of preferred stock (Series A, B and C) a share dividend of one share of common stock per share of preferred stock that they owned as consideration for giving management their proxy and power of attorney to exchange all of their securities of Quintessence for shares of a publicly traded company, subject to reporting requirements of the Commission in a reverse merger transaction. We offered additional incentive to the Series C investors by offering to either (1) exchange the warrants that they received as part of their investment in the Series C preferred stock, for common stock or (2) lower the exercise price on the warrants from $3.75 to $1.25 per share.

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

In a series of private placement closings between March 31, 2006 and September 30, 2006, referred to as the Brookstreet Tranche II offering, we raised $11,795,721 from the sale of 9,436,577 shares of common stock at a price of $1.25 per share. In addition, the Company issued warrants to purchase 2,345,341 shares of the Company’s common stock to Brookstreet in connection with the underwriting.

On February 8, 2007, the Company completed a financing transaction with Boston Financial and Equity Corporation, a financing company, which was structured as sale and leaseback of certain manufacturing equipment that had been purchased by the Company between July and December 2006 for $500,000. The gross amount of the loan was $500,000, and the Company paid a security deposit of $125,000 and first and last month's lease payment of $43,980. Monthly lease payments including interest at 21% per annum are $21,990 through July 2009 and $4,850 through January 2012.

Capital Expenditures

From January 1, 2006 to December 31, 2006, we spent approximately $791,000 on manufacturing equipment, computer equipment and software, furniture and cubicles. We expect our capital expenditures to increase based on the growth of our operations, and increased orders and personnel. We are considering expanding our manufacturing area by up to 10,000 square feet. Our facility has warehouse space that is contiguous to our present manufacturing area which we are considering using for the manufacturing area expansion. We expect the expansion, should we choose to proceed, to cost in the range of $1 million to $2 million.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This interpretation prescribes a comprehensive model for financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach, and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on its consolidated results of operations, financial position, or cash flows.

 Off-Balance Sheet Arrangements

  We do not have any off-balance sheet arrangements.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

You should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings. Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

RISKS OF THE BUSINESS

We require additional financing to sustain our operations and without it we may not be able to continue operations. At February 28, 2007, we had cash on hand of approximately $600,000. We have never earned a profit and we anticipate that we will continue to incur losses for at least the next 12 to 15 months. We continue to operate on a negative cash flow basis. We believe that we will need to raise at least an additional $6,000,000 in financing in order to have sufficient financial resources to fund our operations for the next 12 months. We may need additional funds to continue our operations, and such additional funds may not be available when required.

To date, we have financed our operations through the sale of stock and certain borrowings. We expect to continue to depend upon outside financing to sustain our operations for at least the next 12 months. Our ability to obtain financing from third parties will depend upon our perceived performance and market conditions. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately forcing us to go out of business.

If we raise additional funds through the issuance of equity securities, this may cause significant dilution of our common stock, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2006.

We are an early stage company with a limited operating history and no significant revenues. We were formed in November 2000. Since that time, we have engaged in the formulation of a business strategy and the design and development of technologically advanced products. We have recorded limited revenues from various government-funded research programs, and we have generated only limited revenues from the sale of products. Our ability to implement a successful business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business.

We do not have sufficient revenues to service our debt. As of December 31, 2006, we had $7,936,816 of debt secured by our fixed assets and intellectual property. $729,518 of our debt accrues interest at a rate of 10% per annum and requires monthly payments until June 25, 2007. $1,280,000 debt accrues interest at a rate of 10% per annum and requires monthly payments until September 30, 2008, and may be extended at the option of the lenders under certain conditions. $5,927,298 debt accrues interest at a rate of 10% per annum and requires monthly payments until September 18, 2009. If we are unable to service our debt, our assets, including our patents and other intellectual property, may be subject to foreclosure.

Our products are not proven. We are currently engaged in the design and development of laser diode products for certain industrial and defense applications. Our most advanced technologies, including without limitation, our “Generation III” products, are in the design or prototype stage. While we have shipped Generation I and Generation II products, none of our products has an established commercial track record. We have received only a limited number of purchase orders for our products and we only have a limited number of contractual arrangements to sell our products. No assurance can be given that any of our products will achieve commercial success.

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

Unusually long sales cycles may cause us to incur significant expenses without offsetting revenue. Customers often view the purchase of our products as a significant strategic decision. Accordingly, customers carefully evaluate and test our products before making a decision to purchase them, resulting in a long sales cycle. While our customers are evaluating our products and before they place an order, we may incur substantial expenses for sales and marketing and research and development to customize our products to the customer's needs. After evaluation, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses.

The markets for our products are subject to continuing change that may impair our ability to successfully sell our products. The markets for laser diode products are volatile and subject to continuing change. For example, since 2001, the market for telecommunications and data communications products has been severely depressed while a more robust market for defense and homeland security applications has developed. We must continuously adjust our marketing strategy to address the changing state of the markets for laser diode products. We may not be able to anticipate changes in the market and, as a result, our product strategies may be unsuccessful.

Our products may become obsolete if we are unable to stay abreast of technological developments. The photonics industry is characterized by rapid and continuous technological development. If we are unable to stay abreast of such developments, our products may become obsolete. We lack the substantial research and development resources of some of our competitors. This may limit our ability to remain technologically competitive.

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team. We are heavily dependent on the continued services of Jeffrey Ungar, our Chief Executive Officer, George Lintz, our Chief Financial Officer and Chief Operating Officer and Paul Rudy, our Senior Vice President of Marketing and Sales. We do not have long-term employment agreements with any of the members of our senior management team. Each of those individuals may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We maintain $8.0 million and $2.0 million key man insurance policies on Mr. Ungar and Mr. Lintz, respectively.

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

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed. The laser industry is highly competitive with numerous competitors from well-established manufacturers to innovative start-ups. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to compete more effectively on the basis of price and production and more quickly develop new products and technologies. In addition, new companies may enter the markets in which we compete, further increasing competition in the laser industry. We believe that our ability to compete successfully depends on a number of factors, including our innovative and advanced R & D department, strength of our intellectual property rights, and advanced manufacturing facility. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common shares.

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

The relative lack of public company experience of our management team may put us at a competitive disadvantage. Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

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

MARKET RISKS.

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. Prior to the Share Exchange in May 2006, QPC’s shares were not publicly traded. Through this Share Exchange, QPC has essentially become public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we have undertaken efforts to develop market recognition for our stock. As of March 6, 2007, we had approximately 520 shareholders and our market capitalization was approximately $ 30,049,682. As a result, there is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

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

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against a director. QPC’s articles of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, QPC’s articles of incorporation and bylaws may provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

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

Our executive officers, directors and insider stockholders beneficially own or control at least 44% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your shares. We estimate that approximately 44% of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Such concentrated control of the Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of the Company.

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

ITEM 7. FINANCIAL STATEMENTS.

The following financial statements are filed as part of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Pursuant to the Share Exchange, Quintessence became our wholly-owned subsidiary and the former stockholders of Quintessence became the holders of approximately 87% of our common stock. QPC, the acquirer for accounting purposes, retained its independent registered public accounting firm, Weinberg & Company, P.A., resulting in a change of our outside accountant. We dismissed Bagell Josephs, Levine & Company, L.L.C. ("Bagell") as our independent accountant effective as of October 23, 2006. The decision to change accountants was recommended by our audit committee by unanimous written consent dated October 23, 2006.

Bagell’s report on the financial statements for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, except that in the Pre-Effective Amendment to Form SB-2 filed on May 31, 2005, the Registration Statement on Form SB-2 filed on December 23, 2004, Amendment No. 1 to Form SB-2 filed on June 7, 2005, Amendment No. 2 to Form SB-2 filed on June 7, 2005 and Report of Independent Registered Public Accounting Firm section of the our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, Bagell disclaimed their opinions on the financial statements by indicating that their opinion on the financial statements were prepared assuming we continue as a going concern. Bagell indicated that since we had just begun operations, were currently developing our business, had sustained operating losses and were looking to raise capital over the next year to assist in funding our operations, substantial doubt was raised about our ability to continue as a going concern. During the two most recent fiscal years and through the date of this Annual Report on Form 10-KSB, (1) we had no disagreements with Bagell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and (2) there has been no disagreement or event as described in Item 304(a)(1)(iv) of Regulation S-B. As there has not been any disagreement or event as described in Item 304(a)(1)(iv) of Regulation S-B, during the fiscal year in which the change in accountants took place and during the later fiscal year, there have not been any transactions or events similar to those involved in such disagreement or event; and there were no transactions or events that were material and needed to be accounted for or disclosed in a manner different from that which the former accountants apparently would have concluded was required.

On October 23, 2006, our audit committee confirmed the engagement of Weinberg & Company, P.A. (“Weinberg”) as our new independent registered public accounting firm. Prior to such confirmation, Weinberg reviewed our consolidated financial statements for the period ended June 30, 2006. Weinberg audited our consolidated balance sheet as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2006, 2005 and 2004. Weinberg expressed that in their opinion, the consolidated financial statements present fairly, in all material respects, our consolidated financial position as of December 31, 2006 and December 31, 2005 and the consolidated results of our operations and our cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. However, Weinberg modified their opinions on the financial statement by indicating that their opinion on the consolidated financial statements was prepared assuming we continue as a going concern. Weinberg indicated that we incurred a net loss of $18,692,607 and used $8,219,053 of cash in operations for the year ended December 31, 2006 and had a stockholders’ deficiency of $1,231,330 as of December 31, 2006 and incurred a net loss of $7,777,858 and used $6,574,614 of cash in operations for the year ended December 31, 2005 and had a working capital deficiency of $1,635,421 as of December 31, 2005, which raises substantial doubt about our ability to continue as a going concern.

Other than this change, there were no other changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES.

As of December 31, 2006, the end of the period covered by this Annual Report on Form 10-KSB, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by QPC in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Commission no later than April 30, 2007.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Commission no later than April 30, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Commission no later than April 30, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Commission no later than April 30, 2007.

ITEM 13. EXHIBITS.

Exhibit Number	Description of Document

2.1	Share Exchange Agreement by and among Quintessence, the Company, the stockholders of Quintessence, and Julie Morin dated May 12, 2006 (1)

3.1	Articles of Incorporation of QPC Lasers, Inc. as filed with the State of Nevada, as amended. (1)

3.2	Bylaws of QPC Lasers, Inc. (1)

4.1	Registration Rights Agreement (2)

4.2	Form of Investor Warrant (2)

4.3	Form of Placement Agent Warrant (2)

4.4	Form of Warrant dated September 2005 (3)

4.5	Form of Amended and Restated Warrant dated May 2004 (3)

4.6	Form of Warrant dated April 2005 (3)

4.7	Form of Consultant Warrant (3)

4.8	Form of Promissory Note, as amended (4)

4.9	Form of Warrant issued on or about January 25, 2006 (4)

4.10	Secured Promissory Note dated September 18, 2006, issued by Quintessence to Finisar (6)

4.11	Form of Subordinated Secured Note dated as of August 1, 2005 (4)

4.12	Form of Warrant issued in connection with Subordinated Secured Note (4)

4.13	Form of Senior Secured Note dated as of May 24, 2004 (4)

4.14	Form of Warrant issued in connection with Senior Secured Note (“Original Senior Secured Warrant”) (4)

4.15	Form of Amended and Restated Warrant amending the Original Senior Secured Warrant (4)

4.16	Form of First Amendment to Senior Secured Note dated as of March 24, 2005 (4)

10.1	2006 Stock Option Plan (2)

10.2	Bridge Loan Agreement (2)

10.3	Real Property Lease (2)

10.4	License Agreement dated September 16, 2003 by and between Quintessence and Finisar (2)

10.5	Form of Subscription Agreement (2)

10.6	Lock-up Agreement by the Company and George Lintz (3)

10.7	Lock-up Agreement by the Company and Jeffrey Ungar (3)

10.8	Purchase Agreement between Rafael Ltd. and the Company dated June 6, 2005 (3)

10.9	Subcontract Agreement effective as of June 2, 2006 by and between the Company and Fibertek, Inc. (3)

10.10	Agreement of Collaboration dated April 27, 2006 between the Company and Telaris, Inc. (3)

10.11	Consulting Agreement by and between Quintessence and Capital Group Communications, Inc. dated as of April 3, 2006 (4)

10.12	Loan Agreement by and among Quintessence and Jeffrey Ungar and George Lintz dated as of November 25, 2005 (4)

10.13	First Amendment to Loan Agreement by and among Quintessence and Jeffrey Ungar and George Lintz dated as of January 25, 2006 (4)

10.14	Security Agreement by and among Quintessence and M.U.S.A. Inc., Jeffrey Ungar and George Lintz dated as of August 1, 2005 (4)

10.15	License Termination Agreement dated September 18, 2006, by and between Quintessence and Finisar(6)

10.16	Security Agreement dated September 18, 2006, by and between Quintessence and Finisar (6)

10.17	Form of Series C Preferred Stock Offering (Tranche I) Subscription Agreement (4)

10.18	Form of Series C Preferred Stock Offering (Tranche II) Subscription Agreement (4)

10.19	Security Agreement by and between Quintessence and DBA Money USA, as collateral agent, dated as of August 1, 2005 (4)

10.20	Loan Agreement by and among the Quintessence and senior secured lenders dated as of May 21, 2004 (4)

10.21	Security Agreement by and between the Company and DBA Money USA, as collateral agent, dated as of May 21, 2004 (“Security Agreement regarding Senior Secured Notes”) (4)

10.22	First Amendment to Loan Agreement by and among Quintessence and senior secured lenders dated as of March 24, 2005 (4)

10.23	First Amendment to Security Agreement regarding Senior Secured Notes dated as of March 24, 2005 (4)

10.24	Phase II Award/Contract dated as of March 24, 2006 by and between the U. S. Army and the Company (7)(**)

16.1	Letter on change of certifying accountant, dated November 7, 2006 from Bagell Josephs, Levine & Company, L.L.C. to the Commission (5)

21.1	Subsidiaries of the Company (8)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (8)

(1)	Filed with the Registrant’s Current Report on Form 8-K filed on May 12, 2006

(2)	Filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 filed on August 15, 2006

(3)	Filed with the Registrant’s Registration Statement on Form SB-2 filed on September 18, 2006

(4)	Filed with the Registrant's Amendment No. 2 to the Registration Statement on Form SB-2 filed on December 1, 2006

(5)	Filed with the Registrant’s Current Report on Form 8-K filed on November 8, 2006

(6)	Filed with the Registrant’s Current Report on Form 8-K filed on November 2, 2006

(7)	Filed with the Registrant’s Registration Statement on Form SB-2/Pre-Effective Amendment No. 3 filed on January 26, 2007

(8)	Filed herewith

(**)	Confidential treatment requested as to portions of the Exhibit. Omitted materials filed separately with the Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Commission no later than April 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2007.

QPC Lasers, Inc.

By:	/s/ George Lintz
George Lintz Title: Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1933, this report has been signed by the following persons in the capacities and on the dates stated:

Name	Title	Date

/s/ Jeffrey Ungar	Chief Executive Officer and Director	March 20, 2007
Jeffrey Ungar	(Principal Executive Officer)

/s/ George Lintz	Chief Financial Officer and Director	March 20, 2007
George Lintz	(Principal Financial and Accounting Officer)

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors
QPC Lasers, Inc. (Formerly Planning Force, Inc.) and Subsidiary
Sylmar, California

We have audited the consolidated balance sheet of QPC Lasers, Inc. (Formerly Planning Force, Inc.) (the “Company”) and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QPC Lasers, Inc. and Subsidiary as of December 31, 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard ("SFAS"), "Share-Based Payment" ("SFAS 123(R)") which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $18,692,607 and used $8,219,053 of cash in operations for the year ended December 31, 2006 and had a stockholders’ deficiency of $1,231,330 as of December 31, 2006, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg and Company, P.A
Weinberg and Company, P.A

March 6, 2007,
Los Angeles, California

QPC LASERS, INC. (formerly Planning Force, Inc.) And Subsidiary
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

CURRENT ASSETS
Cash	$1,429,077
Accounts receivable, Commercial customers, net of allowance for doubtful accounts and returns and discounts of $19,810	667,908
Accounts receivable, Government contracts, net of allowance for doubtful accounts and returns and discounts of $-0-	383,935
Unbilled Revenue	42,692
Inventory	550,655
Prepaid expenses and other current assets	272,418

Total Current Assets	3,346,685

Capitalized loan fees, net of accumulated amortization of $96,161	38,039
Property and equipment, net of accumulated depreciation of $5,276,320	3,961,796
Other assets	88,780
$7,435,300
TOTAL ASSETS

LIABILITIES AND STOCKHOLDER’S EQUITY DEFICIENCY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$1,234,004
Current portion of long term debt	1,034,437
Total Current Liabilities	2,268,441
Long term debt, less current portion	6,398,189

Total Liabilities	8,666,630

STOCKHOLDERS’ EQUITY DEFICIENCY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued	-
Common stock, $.001 par value, 180,000,000 shares authorized, 38,559,283 issued and outstanding	38,559
Additional paid in capital	50,236,504
Accumulated deficit	(51,506,393)

Total stockholders’ equity deficiency	(1,231,330)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIENCY	$7,435,300

See Notes to Consolidated Financial Statements

QPC LASERS, INC. (formerly Planning Force, Inc.) And Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005
	Years ended
	December 31, 2006	December 31, 2005

REVENUE
Commercial customers	$1,496,454	$594,161
Government contracts	1,576,878	479,030
TOTAL REVENUE	3,073,332	1,073,191
COST OF SALES	2,291,851	1,009,477

GROSS PROFIT	781,481	63,714

OPERATING EXPENSES
Research and Development	4,502,132	4,753,356
General and Administrative	6,282,043	2,441,405
License Termination	6,000,000	-
Total operating expenses	16,784,175	7,194,761

LOSS FROM OPERATIONS	(16,002,694)	(7,131,047)
Interest Income	41,632	15,036
Interest Expense	(2,420,633)	(750,299)
Merger expense	(326,199)	-
Loss on Embedded Derivative	(68,703)	-
Other income (expense)	83,990	88,452

NET LOSS	(18,692,607)	(7,777,858)
Preferred Stock Dividend	-	(10,823,028)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,692,607)	$(18,600,886)

LOSS PER COMMON SHARE — Basic and Diluted	$(0.60)	$(1.49)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	31,306,637	12,466,339

See Notes to Consolidated Financial Statements

QPC LASERS, INC. (formerly Planning Force, Inc.) And Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIENCY
For the years ended December 31, 2006 and 2005

					Common		Stock
	Preferred Stock C - QPC		Common Stock		Stock To Be	Additional Paid-in	subscribed but not	Accumulated
	Shares	Amount	Shares	Amount	Issued	Capital	issued	Deficit	Total

Balance, January 1, 2005	1,245,124	$4,405,942	10,878,827	$10,879	$-	$16,702,856	$102,000	$(14,212,900)	$7,008,777
Issuance of common stock from exercise of stock options	-	-	90,000	90	-	32,310	-	-	32,400
Issuance of common stock	-	-	221,000	221	-	220,779		-	221,000
Issuance of Series C preferred stock, net of issuance costs of $170,795	352,851	1,152,396	-	-	-	-	(102,000)	-	1,050,396
Fair value of loan discount of warrants issued to holders of Senior Secured Notes Payable	-	-	-	-	-	596,400	-	-	596,400
Fair value of loan discount of warrants issued to holders of Subordinated Secured Convertible Notes	-	-	-	-	-	233,600	-	-	233,600
Fair value of loan discount of warrants issued to holders of related party note payable	-	-	-	-	-	313,600	-	-	313,600
Fair value of options issued to consultants	-	-	-	-	-	58,240	-	-	58,240
Conversion of series C preferred shares into common stock	(1,597,975)	(5,558,338)	1,597,975	1,598	-	5,556,740	-	-	-
Stock dividend	-	-	-	-	866	10,822,162		(10,823,028)	-
Net loss	-	-	-	-	-	-	-	(7,777,858)	(7,777,858)

Balance, December 31, 2005	-	-	12,787,802	12,788	866	34,536,687	-	(32,813,786)	1,736,555
Issuance of stock associated with Stock Dividend	-	-	8,658,422	8,659	(866)	(7,793)	-	-	-

Shares issued upon reverse merger, May 12, 2006	-	-	4,166,378	4,166	-	(4,166)	-	-	-

Issuance of stock for cash, net of offering costs	-	-	11,726,681	11,726	-	12,312,202	-	-	12,323,928

Value of warrants issued with common stock	-	-	-	-	-	68,703	-	-	68,703

Issuance of stock upon option exercise	-	-	17,500	17	-	10,983	-	-	11,000

Issuance of stock upon warrant exercise	-	-	2,500	3	-	3,747	-	-	3,750

Issuance of stock for services	-	-	1,200,000	1,200	-	1,498,800	-	-	1,500,000

Fair value of modification of warrants	-	-	-	-	-	744,000	-	-	744,000

Fair value of warrants issued for services and loan fees	-	-	-	-	-	777,598	-	-	777,598

Fair value of vested options	-	-	-	-	-	295,743	-	-	295,743

Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(18,692,607)	(18,692,607)

Balance, December 31, 2006	-	$-	38,559,283	$38,559	$-	$50,236,504	$-	$(51,506,393)	$(1,231,330)

 See Notes to Consolidated Financial Statements

QPC LASERS, INC. (formerly Planning Force, Inc.) And Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2005 and

	Years Ended
	December 31, 2006	December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(18,692,607)	$(7,777,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,220,231	1,167,578
Fair Value of options issued for services	-	58,240
Amortization of loan discount	1,117,683	265,727
Amortization of Capitalized Loan Fees	102,010	142,501
Shares of common stock issued for services	1,500,000	-
Loss on change in fair value of embedded derivatives	68,703	-
Warrants issued for services and loan fees	777,598	-
Compensation expense of option issuance	295,743	-
License Termination	6,000,000	-
Changes in operating assets and liabilities:
Accounts receivable	(704,842)	(214,385)
Inventory	(131,556)	(343,682)
Unbilled revenue	(31,918)	(10,774)
Other assets	40,634	(28,471)
Prepaid Expenses	(73,969)	(103,709)
Accounts payable and other current liabilities	293,237	522,808
Deferred revenue	-	(118,389)

Net cash used in operating activities	(8,219,053)	(6,440,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(791,007)	(206,471)
Net cash used in investing activities	(791,007)	(206,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in capitalized loan fees	-	(134,200)
Proceeds from borrowing	-	1,780,000
Principal payments on debt	(1,968,981)	(362,389)
Sale of common stock	12,323,928	-
Exercise of options	11,000	32,400
Exercise of warrants	3,750	-
Issuance of common stock	-	215,500
Preferred stock issued, net of issuance costs	-	1,055,896

Net cash provided by financing activities	10,369,697	2,587,207

NET INCREASE (DECREASE)	1,359,637	(4,059,678)
IN CASH
CASH — Beginning of period	69,440	4,129,118

CASH — End of period	$1,429,077	$69,440

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$433,170	$294,831

Taxes	-	-

See Notes to Consolidated Financial Statements

QPC LASERS, INC. (formerly Planning Force, Inc.) And Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2005

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

During the year ended December 31, 2006, the Company re-priced warrants with a fair value of $744,000 to holders of Senior Secured Notes Payable.

During the year ended December 31, 2006, the Company issued warrants with a fair value of $690,000 to holders of Related Party Notes Payable.

During 2005, the Company issued warrants with a fair value of $596,400 to holders of Senior Secured Notes Payable.

During 2005, the Company issued warrants with a fair value of $313,600 to holders of Related Party Notes Payable.

During 2005, the Company issued warrants with a fair value of $313,600 to holders of Subordinated Secured Convertible Notes Payable

During 2005, the Company issued warrants with a fair value of $366,698 in connection with Preferred Stock Offering.

During 2004, the Company exchanged $300,000 principal and $13,184 interest of the notes payable for 83,380 shares of Series C convertible voting preferred stock. The Company also issued 20,250 shares of  Series C convertible voting preferred stock for finders fees, valued at $50,625.

See Notes to Consolidated Financial Statements

 QPC LASERS, INC. (formerly Planning Force, Inc.) AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

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

Effective May 1, 2006, Planning Force Inc., changed its name to QPC Lasers, Inc. On May 12, 2006 QPC Lasers, Inc. (QLI) executed a Share Exchange Agreement by and among Julie Moran, its majority shareholder, and Quintessence Photonics Corporation (QPC) and substantially all of its shareholders. Under the agreement QLI issued one share of its common stock to the QPC shareholders in exchange for each share of QPC common stock (QPC Shares). Upon closing, QPC Shares represented at least 87% of QLI’s common stock. Therefore, a change in control occurred and QPC also became a wholly owned subsidiary of QLI. Accordingly, the transaction is accounted for as a reverse merger (recapitalization) in the accompanying financial statements with QPC deemed to be the accounting acquirer and QLI deemed to be the legal acquirer. As such the consolidated financial statements herein reflect the historical activity of QPC since its inception, and the historical stockholders’ equity of QPC has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to paid in capital.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $18,692,607 and utilized cash of $8,219,053 in operating activities during the year ended December 31, 2006, and had a stockholders’ equity deficiency of $1,231,330 at December 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2006.

All of our assets are currently pledged to various lenders. Therefore, we do not have the ability to borrow funds from banks or other traditional lenders. We believe that our only realistic opportunity to raise the additional funds necessary to continue our operations is through the sale of securities.

We are currently in discussions with a limited number of institutional investors and some of our current stockholders regarding the possible sale of securities. No firm commitments have been received and we do not know at this time if a financing can be completed. If a financing is completed, it is likely to include terms which will dilute the equity position of our current stockholders. In addition, the terms of any financing may impose restrictions upon our operations which could impede our ability to pursue our business strategy.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quintessence Photonics Corporation. All intercompany transactions have been eliminated in consolidation.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Impairment of Long-Lived Assets

Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment , then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

Deferred Stock Offering Costs

The Company capitalizes costs incurred related to its offering of common stock until such time as the stock is issued, or the stock offering is abandoned by the Company. These costs include specific incremental costs directly related to its stock offering. At December 31, 2005, deferred offering costs were approximately $41,000 and were included in Other Assets. The offering associated with these costs concluded in 2006. Accordingly, these costs were charged to Additional Paid in Capital as of December 31, 2006.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2005 or December 31, 2006. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2005, there was no deferred revenue and approximately $10,774 of unbilled receivables related to these government contracts. At December 31, 2006 there was no deferred revenue and $42,692 of unbilled receivables related to these government contracts.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2006, management has concluded that neither a reserve for product returns nor a warranty liability is required.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounted for stock option and warrant grants issued and vesting to employees up through December 31, 2005 utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 12"), with pro forma disclosures of net income (loss) as if the fair value method had been applied using the guidance SFAS No 123, "Accounting for Stock-Based Compensation". The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company's 2005 consolidated financial statements for the issuance or vesting of these instruments. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company's common stock on the date of grant was estimated using the Black-Scholes option pricing model, and the effect on the Company's results of operations was shown in a pro forma disclosure as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

For the year ended December 31, 2006, the value of options vesting during the period was $295,743 and has been reflected as compensation cost in the accompanying consolidated financial statements.

For the year ending December 31, 2005 the pro forma disclosure related to the issuance and vesting of options is as follows:

Year ended December 31, 2005

Net loss as reported	$(18,600,886)
Stock based compensation	(786,870)
Pro forma net loss	$(19,387,756)

Pro forma net loss per share, basic and diluted	$(1.55)

The assumptions used in calculating the fair value of the options granted during 2005, using the Black-Scholes option pricing model were: risk free interest rate, 4.47%, expected life, 10 years, expected volatility 70%, no expected dividends.

Fair Value of Financial Instruments

The recorded values of cash, accounts receivable, accounts payable and other current liabilities approximate their fair values based on their short-term nature. The carrying amount of the notes payable and long term debt at December 31, 2005 and December 31, 2006 approximates fair value because the related effective interest rates on the instruments approximate rates currently available to the Company.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. As the Company had a loss in the years ended December 31, 2006 and 2005, basic and diluted loss per share are the same as all dilutive shares would result in a lower loss per share (anti-dilutive). At December 31, 2006 and 2005, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 5,576,686 and 10,472,964 shares, respectively.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007and to interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its consolidated results of operations, financial position, or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company has adopted the bulletin during 2006. The adoption did not have a material effect on its consolidated results of operations, financial position, or cash flows.

NOTE 3 INVENTORY

Inventory consists of the following as of December 31, 2006:

Raw materials	$552,521
Work in process	12,177
Reserve for slow moving and obsolescence	(14,043)

$550,655

NOTE 4 LICENSE TERMINATION

In August 2001, Finisar Corporation acquired 1,756,480 shares of Series A Preferred stock for $5 million in our first round of equity financing. In addition to Finisar’s equity investment, they made a five-year term loan to us for $7 million, closing in two tranches between August 2001 and January 2002. The total investment of Finisar was $12 million including the preferred equity and debt. In January 2002, $45,500 of accrued interest was added to the balance of the loan. Through September 18, 2003, the Company paid $1,996,225 of principal on the loan to Finisar. On September 18, 2003, Finisar converted the $5,049,275 remaining principal balance on their term loan into 1,618,883 shares of our Series B Preferred Stock by executing an Exchange Agreement with the Company. During 2006, Finisar received 3,375,363 shares of common stock as a result of a stock dividend (see note 9). The 1,756,480 shares of Series A Preferred stock and 1,618,883 shares of Series B Preferred were ultimately exchanged for 3,375,363 shares of our common stock in the reverse merger transaction. As a result of the share dividend and the share exchange, Finisar ultimately held 6,750,726 shares of our common stock. At December 31, 2006 Finisar held 6,750,726 shares of our common stock.

Pursuant to the terms of the Exchange Agreement with Finisar, we granted Finisar a royalty free, fully paid, nonexclusive license to all of our existing and future intellectual property (the "IP License"). In addition, the Company granted Finisar favorable pricing assurances with respect to all Company products. Under terms contained in the original exchange agreement, the Company executed an agreement with Finisar Corporation to terminate the previously existing license agreement effective as of September 18, 2006. As consideration for terminating the IP License agreement, the Company issued to Finisar a $6,000,000 secured note payable (see Note 7). The value of the note was recognized as a license termination fee in the accompanying consolidated statements of operations for the year ending December 31, 2006.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2006:

		Useful Lives
Computer software	$66,932	3 years
Furniture and fixtures	121,558	6 years
Computer equipment	146,000	3 years
Office equipment	69,362	6 years
Lab and manufacturing equipment	4,964,608	6 years
Leasehold improvements	3,869,656	14 years
	9,238,116
Less accumulated depreciation and amortization	(5,276,320)

Property and equipment, net	$3,961,796

Depreciation and amortization expense related to property and equipment amounted to $1,220,231 and $1,167,578 for the years ended December 31, 2006 and 2005, respectively.

NOTE 6 NOTE PAYABLE RELATED PARTIES

Notes payable related parties is as follows:

	December 31, 2006	December 31, 2005
Notes payable related parties	$—	$500,000
Loan discount	—	(156,800)
	$—	$343,200

The Company was indebted to the Chairman of the Board of Directors and the Chief Financial Officer of Company under a $500,000 note agreement entered into in November 2005. The note was due January 2006, was extended to April 25, 2006, and was paid in April 2006. Until the note was repaid, monthly interest only payments were required. The interest rate was 10% per annum. The note was secured by all the assets of the Company. The amount outstanding at December 31, 2005 was $500,000. The Company paid a $25,000 loan origination fee to the related parties in accordance with the note agreement. As part of the original loan agreement, the Company granted to the note holders warrants to purchase 320,000 shares of common stock. These warrants were valued at $0.98 per warrant using the Black-Scholes option pricing model. The assumptions used in the model were: risk free interest rate, 4.47%, expected life, 5 years, expected volatility, 70%, no expected dividends. Accordingly, the Company recorded a loan discount of $313,600 which the Company amortized to interest expense over the original life of the loan, of which $156,800 was amortized during the year ending December 31, 2005. The remaining balance was of $156,800 fully amortized as of September 30, 2006 and is reflected as interest expense in the accompanying statement of operations. The Company issued an additional 900,000 warrants to the note holders in 2006 as consideration for extending the original due date of the note from January 2006 to April 2006. The value of these warrants, approximately $690,000 was charged to interest expense during the year ended December 31, 2006. These warrants were valued using the Black-Scholes option pricing model. The assumptions used in the model were: risk free interest rate, 4.59% and 4.67%, expected life, 5 years, expected volatility, 70%, no expected dividends. Different interest rates were used because the warrants were issued on different days.

NOTE 7 LONG TERM DEBT

As of December 31, 2006, long term debt consist of the following:
	Loan Balance	Loan discount	Current portion	Noncurrent Portion
(a) Senior Secured Notes	$729,518	$(367,923)	$361,595	$—
(b) Subordinated Secured Convertible Notes	1,280,000	(136,267)	363,800	779,933
(c) Finisar Secured Note	5,927,298	—	309,042	5,618,256
	$7,936,816	$(504,190)	$1,034,437	$6,398,189

(A)	Senior Secured Notes Payable

During 2004, the Company issued $3,250,000 of notes payable to Investors. The term of the notes are 24 months, bearing interest at 10% per annum, with no principal and interest payments required for the initial 3 months. The remaining 21 months required principal and interest payments sufficient to pay the loan in full at the end of 24 months. The notes are secured by all of the assets of the Company, including its intellectual property. The notes have 1 warrant for every $1.33 of principal, with each warrant being exerciseable into 1 share of common stock at $3.75 per share. The warrants are immediately vested and have a 6 year term. The Company determined there was no accounting value to be assigned to the warrants at the date of issuance, based a calculation using an option pricing model. In January 2006, we adjusted the exercise price of 2,325,000 of these warrants to $1.25 upon the closing of the Brookstreet tranche I offering discussed in Note 9. The company recorded the difference in the value of the warrants immediately prior to the modification and the value of the warrants following modification of $744,000 as additional loan discount to be amortized over the remaining life of the loan. Interest expense includes $525,177 related to the amortization of this discount during the year ended December 31, 2006. Of the total notes above, $2,500,000 was subscribed to by a limited partnership of which an officer of the Company is an owner, of which $651,355 was outstanding as of December 31, 2006.

During 2005, five of the seven note holders agreed to modify the terms of their notes. The modifications include deferring principal payments from April 2005 to March 2006, thereafter principal payments will commence until the notes are fully paid in May 2007. As of December 31, 2006, the required monthly principal and interest payments are $149,571. In addition, warrants to purchase 840,000shares of common stock were issued to the five note holders who elected to defer principal payments on their loans. The warrants were valued at $0.71 a warrant or $596,400, using an option pricing model and were reflected as a loan discount amount, which is netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 4.66 years, expected volatility, 70%, no expected dividends. The loan discount fee is being amortized over the remaining life of the loan. Interest expense includes $357,840 and $89,460 related to the amortization of this discount during the years ended December 31, 2006 and December 31, 2005, respectively. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 24.4%.

 NOTE 7 LONG TERM DEBT - CONTINUED

(B)	Subordinated Secured Convertible Notes Payable

During 2005, the Company issued $1,280,000 of subordinated, secured notes to nine note holders. The terms of the notes include interest only payments for 24 months, thereafter the loans will be paid in full over the next twelve months. The loans are secured by all the assets of the Company but take a secondary position to the Senior Secured Notes. The interest rate on the loans is 10% per annum. The loans, at the option of the note holder, may be extended an additional three years, with the same terms as the original three year period. If the note holders elect to extend the loan, they will receive additional warrants to purchase 26,666 shares of the Company’s common stock for every $100,000 loaned to the Company. The conversion feature which is in effect during the time the loan is outstanding, allows the note holder to convert outstanding principal and interest into common stock at a conversion price of $3.75. The conversion price is subject to downward revision upon the occurrence of certain stock offerings. The downward revision is subject to a floor of $0.90 and allows the note holder to convert at the price of the most recent stock offering. The conversion price was reduced to $1.25 as a result of the stock offerings discussed in Note 9.

The Company issued warrants to purchase 320,000 shares of the Company’s common stock in connection with this debt offering during 2005. The warrants were valued at $0.73 a warrant or $233,600, using an option pricing model and are reflected as a loan discount amount, which has been netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 5 years, expected volatility, 70%, no expected dividends. The loan discount fee is being amortized over the life of the loan. Interest expense includes $77,867 and $19,467 relating to the amortization of this discount during the years ending December 31, 2006 and December 31, 2005 respectively. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 22%.

The Company has analyzed the terms of the conversion feature and warrants issued to the note holders and has determined that such features do not give rise to an embedded derivative as defined by SFAS 133 and EITF 00-19 as the instruments are not derivative liabilities based on the analysis, principally because they are convertible into unregistered common shares , the Company has sufficient authorized shares available for conversion , there is a fixed maximum shares that required to be issued and there are no provisions that could require a net cash settlement.

(C)	Finisar Senior Secured Note

During the year ended December 31, 2006, an agreement between Finisar and QPC to terminate the License Agreement dated September 18, 2003 became effective. In consideration of the termination of the license, the Company issued Finisar a $6 million promissory note. Payment terms of the note require $1,000,000 of the principal together with interest thereon payable at the rate of 9.7% per annum, in thirty-six monthly installments, commencing on October 18, 2006. The remaining $5,000,000 of the principal shall be paid in full on September 18, 2009 and accrues interest at the rate of 9.7% per annum payable in arrears, on the 18th day of each calendar month commencing on October 18, 2006. The note is secured by substantially all of our assets and is subject to an inter-creditor agreement with the senior secured note holders (see A above).

The aggregate contractual maturities of long-term debt for each of the next five years are as follows as of December 31, 2006:
Year Ending December 31,	Amount
2007	$1,480,227
2008	1,178,764
2009	5,277,825
2010	—
2011	—
$7,936,816

NOTE 8 RECAPITALIZATION

On May 12, 2006 QPC Lasers, Inc. (QLI) executed a Share Exchange Agreement by and among Julie Moran, its majority shareholder, and Quintessence Photonics Corporation (QPC) and substantially all of its shareholders. Under the agreement QLI issued one share of its common stock to the QPC shareholders in exchange for each share of QPC common stock (QPC Shares). The transaction has been accounted for as a reverse merger (recapitalization) in the accompanying consolidated financial statements with QPC deemed to be the accounting acquirer, and QLI deemed to be the legal acquirer. As such, the historical stockholders’ equity of QPC has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to additional paid in capital. Furthermore, the Series A, Series B, and Series C Preferred shares of QPC existing prior to the Share Exchange Agreement has been retroactively restated for the equivalent number of common shares received in the exchange.

All share and per share amounts have been retroactively restated as if the Exchange Agreement occurred at the beginning of the earliest period presented herein.

The effect of the recapitalization on the previously reported outstanding shares of preferred and common stock of QPC is as follows:

	Common Stock QLI	QPC	Preferred Stock Series A	Series B
January 1, 2004, Previously Stated	-	5,166,156	3,172,203	2,525,468
Conversion of QPC Stock	5,166,156	(5,166,156)	-	-
Conversion of Preferred Stock Series A and Series B to QLI Stock According to Terms of the Share Exchange Agreement, See Note 1	5,697,671	-	(3,172,203)	(2,525,468)
January 1, 2004, Restated	10,863,827	-	-	-

As part of the recapitalization, the preferred Series C stockholders converted each of their Series C shares for one share of QLI stock. The Series C preferred stock was issued subsequent to January 1, 2004 and is not presented above. All of the 1,597,975 shares of Series C preferred stock outstanding as of May 12, 2006 were converted to 1,597,975 shares of QLI common stock upon the reverse merger.

At December 31, 2005, the Company had 3,172,203 shares of $0.0001 par value Series A convertible voting preferred stock (“Series A”) outstanding, 2,525,468 shares of $0.0001 par value Series B convertible voting preferred stock (“Series B”) outstanding. All 5,697,671 shares of Series A and Series B preferred stock outstanding at May 12, 2006 were converted to 5,697,671 shares of QLI common stock upon the reverse merger as presented in the above table.

Terms of the Quintessence Photonics Corporation convertible preferred stock were as follows:

Dividends - The holders of outstanding Series A, B and C were entitled to receive, when and if declared by the Board of Directors, non-cumulative dividends at a rate of $0.23, $0.25, and $0.25 per share, respectively, as adjusted for any stock dividends, stock splits, recapitalization or similar events, payable in preference and priority to any distribution on common stock.

NOTE 8 RECAPITALIZATION - CONTINUED

Liquidation Preference - In the event of liquidation, dissolution or winding up of the Company, either voluntary or involuntary, distributions to the stockholders of the Company shall be according to the following terms. The holders of Series A, B and C were entitled to receive prior and in preference to any distribution of any assets or property of the Company to holders of common shares an amount equal to $2.8466 per share for Series A, $3.11898 for Series B, and $3.75 for Series C, plus any declared and unpaid dividends. After payment had been made to the holders of Series A, B and C, the remaining assets and funds of the Company were available to be distributed among the holders of common stock and Series A, B and C on the basis of number of shares of common then outstanding and issuable upon conversion of Series A, B and C.

Voting Rights - The holders of Series A, B and C were entitled to the number of votes equal to the number of common shares into which each share of Series A, B and C could be converted on the record date with the same voting rights and powers equal to the voting rights and powers of the common stockholders. The holders of Series A, B and C were entitled to elect two directors. The holders of common stock were entitled to elect three directors.

Conversion - The holders of Series A, B and C had conversion rights into common shares at the option of the holder at any time after the issuance of such share. Each Series A, B and C shares would be automatically converted into common shares upon approval by vote or written consent of holders of more than 62⅔% of the total number of shares of Series A, B and C then outstanding. The number of shares of fully paid and non-assessable common into which each Series A, B and C could be converted would be determined by dividing the number of preferred shares by the Series A, B and C conversion price. The Series A, B and C conversion price was initially $2.8466, $3.11898 and $3.75, respectively, subject to adjustment for any stock dividends, stock splits, recapitalization or similar events. Each Series A, B and C shares would automatically convert into common shares upon effectiveness of an initial public offering, as defined, if the offering is less than $8.54 per share, as adjusted for any stock dividends, stock splits, recapitalization or similar events, and at a gross aggregate offering size of not less than $25,000,000.

NOTE 9 STOCKHOLDERS’ EQUITY DEFICIENCY

Preferred Stock

The Company is authorized to issue a maximum of 20,000,000 shares of $0.001 par value preferred stock. No preferences have been set. The discretion of setting the preferences rests solely with the Company’s board of directors

Common Stock Issued

During 2005, 352,851 shares of QPC series C preferred stock were issued for net proceeds of $1,058,864. 221,000 shares of QPC common stock were issued for net proceeds of $215,500 and 90,000 shares of QPC common stock were issued upon exercise of options, resulting in proceeds of $32,400. These shares were exchanged for common stock of QLI in accordance with the recapitalization referred to in Note 8.

During the year ended December 31, 2006, the Company sold 11,726,681 shares of common stock in a private placement offering at $1.25 per share for gross proceeds of $14,658,351. The cash costs associated with these issuances was $2,323,942 resulting in net proceeds to the Company of $12,323,928. The private placement was made in two tranches.

NOTE 9 STOCKHOLDERS’ EQUITY DEFICIENCY - CONTINUED

In Tranche I, the Company sold 572,526 units of equity instruments, at $5.00 per unit, consisting of 2,290,104 common shares and one warrant to purchase common stock for $1.50 for gross proceeds of $2,862,630. The purchase and sale agreement of these units included a requirement that the Company register such shares and warrants, and that if such shares are not registered, a penalty of 1% per month would accrue. The Company determined that penalty on the registration rights would cause the Company to recognize a warrant liability until such shares have been registered. As such, the Company determined that the fair value of the warrants of $211,835 at the date of issuance as calculated using an option pricing model should be established as a liability at the date of the agreement, and revalued each reporting period. The assumptions used in calculating the fair value of the warrants issued, using the Black-Scholes option pricing model were: risk free interest rate 4.76%, expected life 1.5 years, expected volatility 70%, no expected dividends. The Company filed a registration statement with the Securities and Exchange Commission on September 18, 2006, thereby fulfilling its obligations under the registration requirements. At September 18, 2006 the total fair value of the derivative liability was estimated to be $280,538. The net increase of $68,703 was recorded as loss on derivative instruments in the consolidated statement of operations, included in other income, and the remaining liability was eliminated and recorded in equity as it no longer met the criteria to be classified as a liability.

In Tranche II, the Company sold 9,436,577 shares of common stock at $1.25 per share for proceeds of $11,795,721. The underwriter also received warrants to purchase 2,345,341 shares of the Company’s common stock as compensation for the offering. The shares and warrants issued to the underwriter contain registration rights; however no penalties shall accrue in the event such shares are not registered. The Company calculated the value of the warrants issued to the underwriter as $1,984,612 based on an option pricing model. The value of such warrants was treated as a cost of capital.

During the year ended December 31, 2006, the Company issued 17,500 shares of common stock upon exercise of options, receiving net proceeds of $11,000. In addition, 2,500 shares of common stock were issued upon exercise of warrants for $3,750 of net proceeds.

During the year ended December 31, 2006, the Company issued 1,200,000 shares of common stock to a consultant as compensation for services to be rendered. Fair value of the shares was determined to be $1.25 a share based on the offering price per common share of the private placements which occurred, and was calculated to be $1,500,000. The value of these shares was charged to investor relations expense.

Stock Dividend

On an action by unanimous written consent of the QPC Board of Directors dated October 10, 2005, the QPC Board of Directors approved the procedure of obtaining commitments from its then existing preferred stockholders to ensure it had enough proxy votes to facilitate an anticipated reverse merger. As such, during 2005 the Company offered to its then existing preferred stockholders, at the stockholder’s election, the ability to receive one share of common stock for each share of preferred stock owned. In order for the stockholder to elect this offer, the stockholder committed by proxy to vote for an anticipated reverse merger with a public company. As a result of this offer and acceptance by its then existing preferred stockholders, 7,160,111 shares of common stock was required to be issued by the QPC. These shares were issued in 2006 and reflected as such in the accompanying consolidated statement of changes in stockholders' equity deficiency.

QPC also offered to the then existing preferred C stockholders who took advantage of the offer mentioned in the above paragraph, in exchange for a signed proxy, the choice of adjusting the exercise price of their warrants from $3.75 to $1.25 or to exchange their warrants for QPC common stock in the ratio of three shares of common stock for every four warrants held. There were warrants to purchase 2,220,537 shares of the Company’s common stock outstanding prior to the offer. 1,997,788 of those warrants were exchanged for stock, leaving, 222,749 of warrants originally issued to preferred C stockholders. As a result of this offer, 1,498,311 shares of common stock were required to be issued by QPC. These shares were issued in 2006 and reflected as such in the accompanying consolidated statements of changes in stockholders' equity deficiency.

The Company determined that the common stock to be issued to the preferred stockholders in exchange for their proxy should be accounted for as a stock dividend, with the value of the exchange being the fair value of the common stock to be issued. The fair value of $10,823,028 was determined based on the offering price of $1.25 per common share of the private placements which occurred subsequent to year end. As a result of the recapitalization referred to in Note 8, these consolidated financial statements reflect the dividend as a common stock dividend in the year ended December 31, 2005.

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

In May 2006, QLI adopted the 2006 stock option plan (the 2006 plan) under which certain employees, directors, officers and independent contractors may be granted options to purchase up to an aggregate of 5,400,000 shares of the Company’s common shares. Option awards are generally granted with an exercise price equal to the market price of QLI stock on the date of grant. Vesting generally occurs on an award by award basis. The options may vest over a period not to exceed 10 years.

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

	Year ended December 31, 2006	Year ended December 31, 2005
Expected volatility	70%	70%
Weighted average volatility	70%	70%
Expected dividends	-	-
Expected term (in years)	10	10
Risk free rate	4.37%-4.71%	3.94%-5.05%

A Summary of option activity as of December 31, 2006 and changes during the year then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at January 1, 2005	1,271,500	$0.38
Granted	827,500	$0.49
Exercised	(90,000)	$0.38
Forfeited or expired	(43,750)	$0.38
Outstanding at December 31, 2005	1,965,250	$0.40
Granted	1,642,916	$1.31
Exercised	(17,500)	$0.63
Forfeited or expired	(49,583)	$0.38
Outstanding at December 31, 2006	3,541,083	$0.83	8.22
Exercisable at December 31, 2006	2,016,500	$0.44	7.19

NOTE 10 STOCK OPTIONS AND WARRANTS - CONTINUED

The weighted-average grant date fair value of options granted during 2006 and 2005 was $1.55 and $1.01, respectively.

During the year ended December 31, 2006, the vesting of the above options resulted in the Company recording compensation expense of $295,743. As of December 31, 2006 the Company has outstanding unvested options which will require recognizing $2,244,469 of compensation expense in the years, if any, in which the unvested options vest.

Additional information regarding options outstanding as of December 31, 2006 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Options at December 31, 2006
$0.29	530,000	4.92	530,000	$482,300
$0.38	1,291,750	7.84	1,291,750	1,059,235
$1.25	1,156,833	9.4	194,750	—
$1.30	422,500	9.86	—	—
$2.20	140,000	9.61	—	—
$0.29 - $2.20	3,541,083	8.22	2,016,500	$1,541,535

Warrants

The Company generally issues warrants in connection with certain debt and equity offerings. All warrants issued immediately vest. The warrants allow the holder to purchase QLI common stock at a fixed exercise price ranging from $1.25 to $3.75. 346,666 of the warrants outstanding do allow for a modification of the exercise price. The modification is a downward revision subject to a floor of $0.90 and allows the warrant holder to exercise at the price of the most recent stock offering. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the volatilities of public entities which are in the same industry as QLI. For purposes of determining the expected life of the warrant, the full contract life of the warrant is used. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield in effect at the time of the grant. Of the 8,456,464 warrants outstanding at December 31, 2006, all but 572,526 warrants have a cashless exercise feature. The feature allows the warrant holder, at the election of the warrant holder, to receive an amount of stock equal to stock the warrant holder is otherwise entitled to receive, multiplied by the amount the warrant is in-the-money, divided by the market price of the stock.

	Year ended December 31, 2006	Year ended December 31, 2005
Expected Volatility	70%	70%
Weighted Average Volatility	70%	70%
Expected term (in years)	5	6
Risk-free rate	4.38% - 5.02%	4.41%

NOTE 10 STOCK OPTIONS AND WARRANTS - CONTINUED

A summary of warrant activity and changes during the year ended December 31, 2006 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2005	4,305,186	$3.75
Granted	2,207,033	$1.25
Cancelled	(1,997,788)	$3.75
Outstanding at December 31, 2005	4,514,431	$2.53
Granted	3,944,533	$1.30
Exercised	(2,500)	$1.50
Outstanding at December 31, 2006	8,456,464	$1.30	3.61
Exercisable at December 31, 2006	8,456,464	$1.30	3.61

Additional information regarding warrants outstanding as of December 31, 2006 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at December 31, 2006
$1.25	7,773,938	3.81	7,773,938	—
$1.50	570,026	0.87	570,026	—
$3.75	112,500	3.40	112,500	—
$1.25 - $3.75	8,456,464	3.61	8,456,464	—

NOTE 11 INCOME TAXES

At December 31, 2006, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $33,000,000 for Federal and for state purposes. The Federal carryforward expires in 2026 and the state carryforward expires in 2016. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards.

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards will recognize a deferred tax asset at that time.

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2006	December 31, 2005
Deferred income tax asset:
Net operating loss carryforward	11,220,000	$6,800,000
Valuation allowance	(11,220,000)	(6,800,000)
Net deferred income tax asset	$—	$—

For the year ended December 31, 2006, Management is evaluating the value of its carryforwards given the change of control which has occurred. Management does not believe the carrying value of the deferred tax asset will change materially from that presented above.

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended December 31,
	2006	2005
Tax expense at the U.S. statutory income tax	(34.00)%	(34.00)%
Increase in the valuation allowance	34.00%	34.00%
Effective tax rate	—%	—%

NOTE 12 COMMITMENTS AND CONTINGENCIES

Operating Lease

On June 1, 2001, the Company signed an operating lease for office, research and development, and manufacturing space. The lease term is 60 months beginning June 1, 2001. The lease provides for two 5-year renewal terms. On August 22, 2005, the original lease was amended to extend the lease term to May 2016 and includes one 5 year renewal term. The Company also leases a vehicle under an operating lease. The Company has made a substantial investment in leasehold improvements based upon its ability to renew its lease for the periods shown above. The table below includes an estimate for estimated renewals.

The future minimum lease commitments are as follows as of December 31, 2005:

Year Ended December 31	Amount
2007	$304,957
2008	304,957
2009	304,957
2010	304,957
2011	304,957
Thereafter	1,346,894

Total minimum lease payments	$2,871,679

Rent expense for the years ended December 31, 2006 and 2005 was $300,192 and $299,534, respectively.

During 2005 and 2004, the Company subleased a portion of its leased office, research and development, and manufacturing space under three separate subleases. The three sublease terms were 24 months beginning January 8, 2003, a month-to-month beginning April 1, 2004, and a month-to-month that began in January 2002. The sublease which commenced January 8, 2003 has converted to a month-to-month lease beginning January 2006. Rental income for the years ended December 31, 2006 and 2005 was $88,452 and $85,580, respectively. Rental income is included in other income.

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

NOTE 13 SUBSEQUENT EVENTS

On February 8, 2007, the Company completed a financing transaction with Boston Financial and Equity Corporation, a financing company, which was structured as sale and leaseback of certain manufacturing equipment that had been purchased by the Company between July and December 2006 for $500,000. The gross amount of the loan was $500,000, and the Company paid a security deposit of $125,000 and first and last month's lease payment of $43,980. Monthly lease payments including interest at 21% per annum are $21,990 through July 2009 and $4,850 through January 2012.