Form 10KSB/A
period 2006-12-31
QPC Lasers
filed 2007-03-22
CIK 1310753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
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

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A (this “Amendment”) to our Annual Report on Form 10-KSB of QPC Lasers, Inc. (the “Registrant”) for the year ended December 31, 2006 filed on March 20, 2007 (the “Original Filing”) is being filed solely to revise the signature page to the Original Filing to include the signatures of a majority of our board of directors pursuant to General Instruction C.2 to the Form 10-KSB.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, we have included the complete text of the signature page with no other changes. Also as required by Rule 12 b-15, in connection with this Form 10-KSB/A the Registrant’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) or Rule 15d-14(a) certifications dated March 22, 2007 and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated March 22, 2007.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2007.

QPC Lasers, Inc.

By:	/s/ George Lintz
George Lintz
Title: Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1933, this report has been signed by the following persons in the capacities and on the dates stated:

Name	Title	Date

/s/ Jeffrey Ungar	Chief Executive Officer and Director	March 22, 2007
Jeffrey Ungar	(Principal Executive Officer)

/s/ George Lintz	Chief Financial Officer and Director	March 22, 2007
George Lintz	(Principal Financial and Accounting Officer)

/s/ Israel Ury	Director	March 21, 2007
Israel Ury

/s/ Robert Adams	Director	March 22, 2007
Robert Adams

/s/ Merrill McPeak	Director	March 21, 2007
Merrill A. McPeak