Form 10QSB
period 2007-03-31
QPC Lasers
filed 2007-05-15
CIK 1310753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

There were 38,559,283 shares of the registrant's common stock outstanding as of March 31, 2007.

Transitional Small Business Disclosure Format (Check one): ☐Yes ☒No

Part I - Financial Information

Item 1. Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS

CURRENT ASSETS
Cash	$313,194	$1,429,077
Restricted Cash	2,443,900	-
Accounts receivable, Commercial customers, net of allowance for doubtful accounts and returns and discounts of $3,735 as of March 31, 2007 and $19,810 as of December 31, 2006	746,561	667,908
Accounts receivable, Government contracts	60,366	383,935
Unbilled revenue	321,067	42,692
Inventory	560,686	550,655
Prepaid expenses and other current assets	210,809	272,418

Total current assets	4,656,583	3,346,685

Property and equipment, net of accumulated depreciation of $5,524,087 as of March 31, 2007 and $5,276,320 as of December 31, 2006	3,762,816	3,961,796
Capitalized loan fees, net of accumulated amortization of $110,756 at March 31, 2007 and $96,161 at December 31, 2006	23,444	38,039
Other assets	235,770	88,780
TOTAL ASSETS	$8,678,613	$7,435,300

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,829,183	$1,234,004
Current portion of long-term debt	1,548,248	1,034,437
Total current liabilities	3,377,431	2,268,441
Subscriptions to pending offering	2,443,900	-
Long-term debt, less current portion	6,386,456	6,398,189

Total liabilities	12,207,787	8,666,630

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, 38,559,283 shares issued and outstanding	38,559	38,559
Additional paid-in capital	50,351,865	50,236,504
Accumulated deficit	(53,919,598)	(51,506,393)

Total stockholders’ deficiency	(3,529,174)	(1,231,330)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$8,678,613	$7,435,300

See accompanying Notes to Condensed Consolidated Financial Statements

 QPC LASERS, INC.

CONDENSED CONSOLIDTED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007 and 2006
(Unaudited)

	Three months ended March 31,
	2007	2006

REVENUE	$1,106,579	$265,564
COST OF SALES	855,781	279,726

GROSS PROFIT (DEFICIENCY)	250,798	(14,162)

OPERATING EXPENSES
Research and development	1,012,800	1,123,792
General and administrative	1,216,524	1,078,844
Total operating expenses	2,229,324	2,202,636

LOSS FROM OPERATIONS	(1,978,526)	(2,216,798)

Interest income	1,754	-
Interest expense	(468,399)	(1,059,967)
Other income	31,966	16,171

NET LOSS	$(2,413,205)	$(3,260,594)

LOSS PER SHARE — Basic and Diluted	$(0.06)	$(0.14)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	38,559,283	22,972,960

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the three months ended March 31, 2007 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2007	38,559,283	$38,559	$50,236,504	$(51,506,393)	$(1,231,330)
Fair value of vested stock options	-	-	115,361	-	115,361
Net loss for the three months ended March 31, 2007	-	-	-	(2,413,205)	(2,413,205)
Balance, March 31, 2007	38,559,283	$38,559	$50,351,865	$(53,919,598)	$(3,529,174)

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,413,205)	$(3,260,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247,767	301,190
Compensation cost of vested options	115,361	37,698
Amortization of loan discount	240,221	397,021
Amortization of Capitalized Loan Fees	14,595	40,779
Fair value of warrants issued for services and loan fees	-	721,000
Changes in operating assets and liabilities:
Accounts receivable	244,916	48,216
Inventory	(10,031)	(12,089)
Unbilled revenue	(278,375)	2,485
Other assets	(146,990)	(78,281)
Prepaid expenses	61,607	(40,052)
Accounts payable and other current liabilities	595,179	(45,863)

Net cash used in operating activities	(1,328,955)	(1,888,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(48,785)	(44,336)
Net cash used in investing activities	(48,785)	(44,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt Financing	-	(15,000)
Proceeds from borrowing	500,000	-
Principal payments on debt	(238,143)	(140,922)
Proceeds from sale of common stock	-	3,473,101

Net cash provided by financing activities	261,857	3,317,179

NET INCREASE (DECREASE) IN CASH	(1,115,883)	1,384,353

CASH — Beginning of period	1,429,077	69,440

CASH — End of period	$313,194	$1,453,793

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$199,364	$97,698

Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

As of March 31, 2007, the Company had received $2,443,900 of subscriptions in connection with a pending private placement of the Company's securities, which amount was less than the minimum amount required in order to close the private placement.  Accordingly, at March 31, 2007 the Company had a contingent obligation to return the subscriptions had the minimum amount not been raised and the funds were treated as restricted cash.  On April 16, 2007, the minimum commitments required to close were received and the deposited funds were accepted by the Company.

See accompanying Notes to Condensed Consolidated Financial Statements

 QPC LASERS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 1

The accompanying consolidated financial statements of QPC Lasers, Inc. (the Company) have been prepared, without audit, in accordance with U.S. generally accepted accounting principles for interim financial reporting.  Accordingly, the consolidated financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results that may be reported for the full fiscal year.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

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

Effective May 1, 2006, Planning Force Inc., changed its name to QPC Lasers, Inc. On May 12, 2006 QPC Lasers, Inc. (QPC) executed a Share Exchange Agreement by and among Julie Moran, its majority shareholder, and Quintessence Photonics Corporation (Quintessence) and substantially all of its shareholders. Under the agreement QPC issued one share of its common stock to the Quintessence shareholders in exchange for each share of QPC common stock (QPC Shares). Upon closing, former Quintessence shareholders held at least 87% of QPC’s common stock. Therefore, a change in control occurred and Quintessence also became a wholly owned subsidiary of QPC. Accordingly, the transaction is accounted for as a reverse merger (recapitalization) in the accompanying condensed consolidated financial statements with Quintessence deemed to be the accounting acquirer and QPC is deemed to be the legal acquirer. As such the condensed consolidated financial statements herein reflect the historical activity of Quintessence since its inception, and the historical stockholders’ equity of Quintessence has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to paid in capital.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $18,692,607 and utilized cash of $8,219,053 in operating activities during the year ended December 31, 2006, and had working capital of $1,078,244 at December 31, 2006. During the three months ended March 31 2007, the Company had a net loss of $2,413,205 and utilized cash of $1,328,955 in operating activities. At March 31 2007 the Company had a stockholders’ deficiency of $3,529,174. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Effective April 16, 2007, we entered into securities purchase agreements with certain investors, pursuant to which the Company issued the Investors secured convertible debentures in the aggregate principal amount of $8,198,368 at an original issue discount of 10% for an aggregate consideration of $7,378,531. See Note 9.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2006 or March 31, 2007. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2006, there was no deferred revenue and approximately $42,692 of unbilled receivables related to these government contracts. At March 31, 2007 there was no deferred revenue and $321,067 of unbilled receivables related to these government contracts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of March 31, 2007, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Accounts receivable are reviewed for collectibility. When management determines a potential collection problem, a reserve is established, based on management’s estimate of the potential bad debt. When management abandons all collection efforts it will directly write off the account and adjust the reserve accordingly.

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

For the three months ended March 31, 2007 and 2006, the value of options vesting during the period was $115,361 and $37,698 respectively, and has been reflected as compensation cost. As of March 31, 2007, the Company has unvested options of $2,255,107 which will be reflected as compensation cost in future periods as the options vest.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At March 31, 2007 and 2006, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 11,997,547 and 8,117,206 shares, respectively. Since we reported a net loss for the quarters ended March 31, 2007 and 2006, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 2002. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes that have attributes from closed periods. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its (consolidated) financial condition, results of operations, cash flows or disclosures.

NOTE 3 - INVENTORY

Inventory consists of the following:

	March 31, 2007 (Unaudited)	December 31, 2006
Raw materials	$574,729	$552,521
Work in process	--	12,177
Reserve for slow moving and obsolescence	(14,043)	(14,043)

	$560,686	$550,655

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2007 (Unaudited)	December 31, 2006	Useful Lives
Computer software	$66,932	$66,932	3 years
Furniture and fixtures	121,558	121,558	6 years
Computer equipment	147,078	146,000	3 years
Office equipment	69,362	69,362	6 years
Lab and manufacturing equipment	5,012,318	4,964,608	6 years
Leasehold improvements	3,869,655	3,869,656	14 years
	9,286,903	9,238,116
Less accumulated depreciation and amortization	(5,524,087)	(5,276,320)

Property and equipment, net	$3,762,816	$3,961,796

Depreciation and amortization expense related to property and equipment amounted to $247,767 and $301,190 respectively for the three months ended March 31, 2007 and 2006.

NOTE 5 - NOTES PAYABLE

As of December 31, 2006, notes payable consist of the following:

	Loan Balance	Loan Discount	Current Portion	Non-current Portion
Senior Secured Notes	$729,518	$(367,923)	$361,595	$--
Subordinated Secured Convertible Notes	1,280,000	(136,267)	363,800	779,933
Finisar Secured Note	5,927,298	--	309,042	5,618,256
	$7,936,816	$(504,190)	$1,034,437	$6,398,189

As of March 31, 2007 notes payable consist of the following (Unaudited):

	Loan Balance	Loan discount	Current portion	Noncurrent Portion
Senior Secured Notes (a)	$578,274	$(147,169)	$431,105	$--
Subordinated Secured Convertible Notes (b)	1,280,000	(116,800)	683,800	479,400
Finisar Secured Note (c)	5,852,818	--	316,607	5,536,211
Secured Equipment Financing (d)	487,581	--	116,736	370,845
	$8,198,673	$(263,969)	$1,548,248	$6,386,456

(a)	Senior Secured Notes Payable

During 2004, the Company issued $3,250,000 of notes payable to Investors. The term of the notes are 24 months, bearing interest at 10% per annum, with no principal and interest payments required for the initial 3 months. The remaining 21 months required principal and interest payments sufficient to pay the loan in full at the end of 24 months. The notes are secured by all of the assets of the Company, including its intellectual property. The notes have 1 warrant for every $1.33 of principal, with each warrant being exerciseable into 1 share of common stock at $3.75 per share. The warrants are immediately vested and have a 6 year term. The Company determined there was no accounting value to be assigned to the warrants at the date of issuance, based a calculation using an option pricing model. In January 2006, we adjusted the exercise price of 2,325,000 of these warrants to $1.25. The company recorded the difference in the value of the warrants immediately prior to the modification and the value of the warrants following modification of $744,000 as additional loan discount to be amortized over the remaining life of the loan. Interest expense includes $131,294 related to the amortization of this discount during the three months ended March 31, 2007. Of the total notes above, $2,500,000 was subscribed to by a limited partnership of which an officer of the Company is an owner, of which $523,237 was outstanding as of March 31, 2007.

NOTE 5 - NOTES PAYABLE  (CONTINUED)

During 2005, five of the seven note holders agreed to modify the terms of their notes. The modifications include deferring principal payments from April 2005 to March 2006, thereafter principal payments are due until the notes are fully paid in May 2007. As of March 31, 2007, the required monthly principal and interest payments are $149,571. In addition, warrants to purchase 840,000 shares of common stock were issued to the five note holders who elected to defer principal payments on their loans. The warrants were valued at $0.71 a warrant or $596,400, using an option pricing model and were reflected as a loan discount amount, which is netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 4.66 years, expected volatility, 70%, no expected dividends. The loan discount fee is being amortized over the remaining life of the loan. Interest expense includes $89,460 related to the amortization of this discount during the quarters ended March 31, 2007 and March 31, 2006. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 24.4%.

(b)	Subordinated Secured Convertible Notes Payable

During 2005, the Company issued $1,280,000 of subordinated, secured notes to nine note holders. The terms of the notes include interest only payments for 24 months, thereafter the loans will be paid in full over the next twelve months. The loans are secured by all the assets of the Company but take a secondary position to the Senior Secured Notes. The interest rate on the loans is 10% per annum. The loans, at the option of the note holder, may be extended an additional three years, with the same terms as the original three year period. If the note holders elect to extend the loan, they will receive additional warrants to purchase 26,666 shares of the Company’s common stock for every $100,000 loaned to the Company. The conversion feature which is in effect during the time the loan is outstanding, allowed the note holder to convert outstanding principal and interest into common stock at a conversion price of $3.75. The conversion price is subject to downward revision upon the occurrence of certain stock offerings. The downward revision is subject to a floor of $0.90 and allows the note holder to convert at the price of the most recent stock offering. The conversion price was reduced to $1.25 in December 2005.

The Company issued warrants to purchase 320,000 shares of the Company’s common stock in connection with this debt offering during 2005. The warrants were valued at $0.73 a warrant or $233,600, using an option pricing model and are reflected as a loan discount amount, which has been netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 5 years, expected volatility, 70%, no expected dividends. The loan discount fee is being amortized over the life of the loan. Interest expense includes $19,467 relating to the amortization of this discount during the quarters ending March 31, 2007 and March 31, 2006. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 22%.

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

During the year ended December 31, 2006, an agreement between Finisar and QPC to terminate the License Agreement dated September 18, 2003 became effective. In consideration of the termination of the license, the Company issued Finisar a $6 million promissory note. Payment terms of the note require $1,000,000 of the principal together with interest thereon payable at the rate of 9.7% per annum, in thirty-six monthly installments, commencing on October 18, 2006. The remaining $5,000,000 of the principal shall be paid in full on September 18, 2009 and accrues interest at the rate of 9.7% per annum payable in arrears, on the 18th day of each calendar month commencing on October 18, 2006. The note is secured by substantially all of our assets and is subject to an inter-creditor agreement with the senior secured note holders (see paragraph (a) above).

NOTE 5 - NOTES PAYABLE  (CONTINUED)

(d)	Secured Equipment Financing

On February 8, 2007, the Company completed a secured equipment lease financing transaction with a financing company. The Company sold and leased back certain manufacturing equipment that had been purchased by the Company between July and December 2006. The gross amount of the loan was $500,000. Repayments under the loan require a monthly payment of $21,990 for the first 30 months, $4,850 for the net 30 months, and then an option to extend for an additional 60 months for $2,800 per month. Additionaly, at the end of the end of the first 60 payments, the Company has the option of acquiring the equipment at the greater of 20% of the original cost ($100,000) or fair market value at the time.

The Company has determined that the substance of this lease was a financing transaction and reflected the amount payable to the lender as a secured debt in the accompanying financial statements. The Company calculated the interest rate implicit in the lease based on the stream of payments over the first 60 months of the lease, at which time management estimates they would exercise the purchase option for $100,000. As such, the interest rate implicit in the lease was calculated to be 33.5%. The Company is allocating its payments to principal and interest based upon this payment stream and implicit interest rate. The Company further determined that as the gross proceeds of the loan approximated the net book value of the assets on the date of the agreement, and no gain was recognized.

In accordance with the lease, the Company paid a security deposit of $125,000 that has been classified as other assets in the accompanying balance sheet that is secured by certain manufacturing equipment purchased by the company between July and December 2006.

NOTE 6 - SUBSCRIPTIONS TO 2007 DEBENTURES

As of March 31, 2007,  the Company had received $2,443,900 of subscriptions in connection with a pending private placement of the Company's securities, which amount was less than the minimum amount required in order to close the private placement.  Accordingly, at March 31, 2007 the Company had a contingent obligation to return the subscriptions had the minimum amount not been raised and the funds were treated as restricted cash.  On April 16, 2007, the minimum commitments required to close were received and the deposited funds were accepted by the Company.

NOTE 7 - STOCK OPTIONS AND WARRANTS

A summary of option activity as of March 31, 2007 and changes during the three months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,541,083	$0.83
Granted	150,000	$1.25
Exercised	--
Forfeited or expired	--
Outstanding at March 31, 2007	3,691,083	$0.85	8.06	$2,051,627
Exercisable at March 31, 2007	2,054,833	$0.46	6.98	$1,879,202

There were no stock purchase warrants granted, exercised, cancelled or expired in the three month period ended March 31, 2007. There were 8,456,464 stock purchase warrants outstanding as of March 31, 2007.

NOTE 8 - INCOME TAXES

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

NOTE 9 - SUBSEQUENT EVENT

Effective April 16, 2007, the Company entered into securities purchase agreements with certain investors, pursuant to which the Company issued the Investors secured convertible debentures in the aggregate principal amount of $8,198,368 at an original issue discount of 10%. The Secured Debentures have a term of 2 years and pay interest at the rate of 10% per annum, and are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to customary adjustments as set forth therein and any applicable Milestone Adjustments as described below. In addition, the Company issued to the Investors five year warrants to purchase up to 11,711,955 shares of the Common Stock at an exercise price of $1.05 per share, subject to adjustment therein, including full-ratchet and other standard anti-dilution protection and any applicable Milestone Adjustments as described below.

The aggregate purchase price for the Secured Debentures and the Warrants was $7,378,531. The conversion price of the Secured Debentures and the exercise price of the Warrants may be adjusted downwards (“Milestone Adjustments”) if the Company fails to meet certain revenue projections for any one or more of the following periods (i) the nine (9) month period ending September 30, 2007, or (ii) the twelve (12) month period ending December 31, 2007 and (iii) the six (6) month period ending June 30, 2008. The effective date of the Securities Purchase Agreements is April 16, 2007.

The Purchase Price consisted of (i) $ 5,013,900 in cash, (ii) outstanding notes in the aggregate principal amount of $1,604,631 which were exchanged for Senior Debentures, (iii) promissory notes for the aggregate principal sum of $300,000 payable to the Company, that are due in 30 days and (iv) promissory notes for the aggregate principal sum of $460,000 payable to the Company, that are due in 45 days. The Company paid the following fees (including fees for advisors, placement agents and finders) in connection with the financing: (i) $404,068 in cash, (ii) Warrants to purchase up to 158,286 of Common Stock, and (iii) 100,000 shares of Common Stock.

The Company is in the process of evaluating the recent financing transaction to determine the appropriate accounting treatment, and presently believes elements of the financial instrument may be required to be accounted for as derivative liabilities under FAS 133 an EITF 00-19.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF QPC LASERS, INC. AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-QSB. THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING OUR OPERATING RESULTS, FINANCIAL CONDITIONS AND LIQUIDITY AND CASH-FLOW FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED ON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT ON FORM 10-QSB, PARTICULARLY UNDER THE CAPTION "FORWARD LOOKING STATEMENTS."

FORWARD LOOKING STATEMENTS

 This Report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Factors That May Affect Future Performance” below, as well as our financial statements, related notes, and the other financial information appearing elsewhere in this Report and our other filings with the Commission. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Factors That May Affect Future Performance” and elsewhere in this Report on Form 10-QSB. Except as required by law or regulation, we assume no obligation to update any forward-looking statements.

Overview

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

Our originally targeted market was fiber optic telecommunications. As it became clear within the first two years of operations that the telecommunication market was experiencing a slump, we investigated other markets that could benefit from our laser diode technology and decided to focus on industrial and medical applications, as well as the burgeoning defense/homeland security laser market.

We released our Generation I products in the second quarter of 2004, and released some of our Generation II products in the fourth quarter of 2005 through the second quarter of 2006. We expect to release some Generation III prototypes during calendar year 2007. Generation I and II products have been sold to customers in the medical, printing, and defense industries.

Quintessence signed its first government development contract in the second quarter of 2002 and we shipped our first commercial product in the second quarter of 2004. We hired our first salesman in the fourth quarter of 2003, added a Director of Worldwide Sales in the third quarter of 2004 and a Senior Vice President of Marketing and Sales in the second quarter of 2005.

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

In the second quarter of 2006, QPC was also awarded a subcontract with Fibertek, Inc. as part of a team working on a project for the United States Missile Defense Agency to develop lasers that emit mid-infrared wavelengths. Management believes these lasers may be used in systems designed to defend military and commercial aircraft against heat seeking missiles. We also believe that this effort will bring us closer to creating a compact and affordable system for detection of biochemical agents in public places. The contract is a Phase III follow-on contract from an earlier contract that QPC completed which demonstrated the early phases of feasibility of our technology. Our portion of this Phase III contract is $800,000 and is to be performed over twelve months through June 2007. As of March 31, 2007, we have recognized $700,000 of revenue from this contract.

 The United States Army Research Laboratory awarded us a Phase II development contract in the first quarter of 2006 and we began performing under this contract in the second quarter of 2006. The contract is a follow-on contract from an earlier contract with the same customer in which QPC demonstrated its ability to develop diode lasers that emit wavelengths that are safer to the human eye than conventional high power diode wavelengths. Management believes that upon successful completion of the diode laser project, these lasers could be used in both military and commercial systems to limit accidental damage to human eyes of system operators, friendly forces, and bystanders. The Army contract amount is $673,028 and is to be performed by March 2008. As of March 31, 2007 we have recognized $390,479 of revenue from this contract.

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

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2006 or March 31, 2007. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2006, there was no deferred revenue and approximately $42,692 of unbilled receivables related to these government contracts. At March 31, 2007, there was no deferred revenue and approximately $321,067 of unbilled receivables related to these government contracts.

The Company recognizes revenues on product sales, other than fixed-price contracts, based on the terms of the customer agreement. If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer. Accounts receivable are reviewed for collectibility quarterly. When management determines that there is a potential collection problem, a reserve is established, based on management’s estimate of the potential bad debt. When management abandons all collection efforts it will write off the account and adjust the reserve accordingly.

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

Stock Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete

QUARTER ENDED MARCH 31, 2007 COMPARED TO THE QUARTER ENDED MARCH 31, 2006

REVENUE. During the quarter ended March 31, 2007, QPC had revenue of $1,106,579 as compared to revenue of $265,564 during the quarter ended March 31, 2006, an increase of approximately 317%. This increase is attributable to an increase in both commercial sales and government contracts. We have increased our product offerings and expanded our sales and marketing resources. We continued to perform and bill on government contracts awarded to us in prior periods and to ship to customers for orders placed in 2006. Specifically, during the quarter ended March 31, 2007 we recognized $453,317 of revenue related to government contracts that were awarded to us in prior periods.

COST OF SALES. Cost of sales, which consists of direct labor, material costs and overhead, was $855,781 or 77% of revenue for the quarter ended March 31, 2007 as compared to $279,726 or 105% of revenue for the quarter ended March 31, 2006. As a percentage of revenue, cost of sales decreased as we recognized improved efficiencies as a result of allocating our fixed costs over a higher number of units, and achieved higher yields on direct materials and labor.

GROSS PROFIT. Gross profit was $250,798 for the quarter ended March 31, 2007 as compared to $(14,162) for the quarter ended March 31, 2006, representing gross margins of approximately 23% and (5) %, respectively. As mentioned above, the increase in our gross profits is attributable to increased efficiencies in our operations.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material used by our research and development team and overhead, totaled $1,012,800 for the quarter ended March 31, 2007, as compared to $1,123,792 for the quarter ended March 31, 2006 a decrease of approximately 10%. The decrease in research and development costs is attributable to the shift of some of our resources from development to manufacturing as a result of increased orders for our products. We anticipate to continue to spend substantial amounts on research and development in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,216,524 the quarter ended March 31, 2007, as compared to $1,078,844 for the quarter ended March 31, 2006, an increase of approximately 13%. Of this increase, $76,000 was due to increased investor relations, insurance, legal and accounting costs attributable to becoming a publicly traded company with increased compliance obligations and investor relations needs, and $78,000 was attributable to stock option compensation expense recognized during the quarter ended March 31, 2007. These increases were partially offset by a decrease in other general and administrative expenses. We expect these categories of expenses to increase in future quarters, based on anticipated growth of the Company.

NET LOSS. QPC had a net loss of $2,413,205 for the quarter ended March 31, 2007 as compared to a net loss of $3,260,594 for the quarter ended March 31, 2006. Interest expense was $468,399 for the three months ended March 31, 2007 compared to $1,059,967 for the three months ended March 31, 2006. During the quarter ended March 31, 2006, interest expense included non-cash interest of $690,000 for the issuance of warrants to extend a note payable. The reduction in net loss is a result of increased revenue in the three months ended March 31, 2007 and a decrease of approximately $592,000 in interest expense. We expect interest expense to increase in the future as a result of additional debt financings.

Liquidity and Capital Resources

Overview

We continue to operate with a negative cash flow from operations, and depend upon external financing to maintain our operations. QPC lost $2,413,205 during the three months ended March 31, 2007 and has a cumulative deficit of $53,919,598 as of March 31, 2007. Our negative cash flow from operations during the three months ended March 31, 2007 was in excess of $400,000 per month, and our total negative cash flow including debt service and capital expenditures is approximately $700,000 per month. We project the Company to have positive cash flow from operations no sooner than the second quarter of 2008. We anticipate that we will be required to raise a minimum of $2 million additional capital in order to continue operations for the next twelve months.

In April 2007, we issued to certain investors secured convertible debentures in the aggregate principal amount of $8,198,368 at an original issue discount of 10%. The Secured Debentures are convertible into shares of the Company’s common stock at a initial conversion price of $1.05 per share, subject to certain adjustments. In addition, the Company issued to the Investors five year warrants to purchase up to 11,711,955 shares of the Common Stock at an exercise price of $1.05 per share, subject to certain adjustments. The aggregate purchase price for the Secured Debentures and the Warrants was $ 7,378,531.

The Purchase Price consisted of (i) $ 5,013,900 in cash, (ii) outstanding notes in the aggregate principal amount of $1,604,631 which were exchanged for Senior Debentures, (iii) promissory notes for the aggregate principal sum of $300,000 payable to the Company, that are due in 30 days and (iv) promissory notes for the aggregate principal sum of $460,000 payable to the Company, that are due in 45 days. The Company paid the following fees (including fees for advisors, placement agents and finders) in connection with the financing: (i) $404,068 in cash, (ii) Warrants to purchase up to 158,286 of Common Stock, and (iii) 100,000 shares of Common Stock.

We cannot assure you that any additional financing we need in the future (public or private) will be available on acceptable terms or at all. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make further substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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

Current Debt Obligations

Our current obligations, including those undertaken as a result of the April 2007 financing, require us to make the following payments over the next five years including principal and interest:

	Payments by Period
	2007	2008	2009	2010 and Beyond
Senior Secured Notes Payable	$24,038	$--	$--	$--
Subordinated Secured Notes Payable	108,770	141,545	--	--
Finisar Secured Note Payable	653,411	871,214	5,653,408	--
Secured Equipment Financing	197,910	263,880	178,180	221,250
April 2007 Debentures	576,202	819,837	8,437,488	--
Total	$1,560,331	$2,096,476	$14,269,076	$221,050

The table above reflects the payments due after the conversion of $554,631 of our Senior Secured notes payable and $1,050,000 of our Subordinated Secured notes payable into the 2007 Debentures on April 16, 2007 as described above.

On February 8, 2007, the Company completed a financing transaction with Boston Financial and Equity Corporation, a financing company that is secured by certain manufacturing equipment purchased by the company between July and December 2006. The gross amount of the loan was $500,000 and the Company paid a security deposit of $125,000 and first and last months payment of $43,980 upon closing for net proceeds of $331,020. Payments are to be made on the first of each calendar month for $21,990 through July 2009 and $4,850 through January 2012 consisting of principal and interest to pay off $400,000 of the loan by January 2012, with a final payment of the remaining $100,000 balance in January 2012. The effective interest rate of this note is 33.65%.

Capital Expenditures

From January 1, 2007 to March 31, 2007 we spent approximately $48,785 on manufacturing equipment. We expect our capital expenditures to increase based on growth of our operations, and increased orders and personnel. We are considering expanding our manufacturing area by up to 10,000 square feet. Our facility has warehouse space that is contiguous to our present manufacturing area that we are considering using for the manufacturing area expansion. We expect that expansion, should we choose to proceed, to cost in the range of $1 million to $2 million.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155 Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS 133 and 140. These SFAS’s deal with derivative and hedging activities, accounting for transfers and servicing of financial instruments and extinguishment of liabilities. SFAS 155 is effective for all financial instruments acquired or issued in an entity’s first fiscal year beginning after September 15, 2006. The Company does not engage in the activities described in these SFAS’s and does not have any intention of engaging in those activities when SFAS 155 becomes effective. The Company is evaluating the impact the adoption of SFAS 155 will have to the Company's overall results of operations or financial position.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its (consolidated) financial condition, results of operations, cash flows or disclosures.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

You should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings. Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

RISKS OF THE BUSINESS

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The factors described below raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended December 31, 2006.

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

To date, we have financed our operations through the sale of stock and certain borrowings. We expect to continue to depend upon outside financing to sustain our operations for at least the next 12 months. Our ability to obtain financing from third parties will depend upon our perceived performance and market conditions. Our inability to raise additional working capital at all or to raise funds in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately forcing us to go out of business.

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

We do not have sufficient revenues to service our debt. As of March 31, 2007, we had $10,642,573 of debt secured by our fixed assets and intellectual property. $578,274 of our debt accrues interest at a rate of 10% per annum and requires monthly payments until June 25, 2007. $1,280,000 debt accrues interest at a rate of 10% per annum and requires monthly payments until September 30, 2008, and may be extended at the option of the lenders under certain conditions. $5,852,818 of debt accrues interest at a rate of 10% per annum and requires monthly payments until September 18, 2009 at which time the balance of $5,031,872 is due and payable, and $487,581 accrues interest at a rate of 33.65% and requires monthly payments until January 2012. If we are unable to service our debt, our assets, including our patents and other intellectual property, may be subject to foreclosure. In addition, as a result of the April 2007 financing, we have substantial additional debt due in 2009 unless such debt converts to equity prior to maturity.

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

Our products are not proven. We are currently engaged in the design and development of laser diode products for certain industrial and defense applications. Our most advanced technologies, including without limitation, our “Generation III” products, are in the design or prototype stage. While we have shipped Generation I and Generation II products, most of our products do not have an established commercial track record. We have received only a limited number of purchase orders for our products and we only have a limited number of contractual arrangements to sell our products.

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

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may not grow and our business could be harmed. The laser diode industry is highly competitive with numerous competitors from well-established manufacturers to innovative start-ups. A number of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to compete more effectively on the basis of price and production and more quickly develop new products and technologies. In addition, new companies may enter the markets in which we compete, further increasing competition in the laser industry. As we expand our marketing efforts, we expect to increasingly compete with companies that produce diode-pumped solid state and fiber lasers. We may face substantial resistance from prospective customers who are reluctant to change incumbent technologies. We believe that our ability to compete successfully and grow our business depends on a number of factors, including the strength of our technology platform and related intellectual property rights, the capabilities of our scientists and technical staff and our reputation for product innovation and reliability. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, lost growth opportunities and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products.

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

MARKET RISKS.

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. Prior to the Share Exchange in May 2006, QPC’s shares were not publicly traded. Through this Share Exchange, QPC has essentially become public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we have undertaken efforts to develop market recognition for our stock. As of March 31, 2007, we had approximately 525 shareholders and our market capitalization was approximately $ 52,826,190. As a result, there is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

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

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against a director. QPC’s articles of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, QPC’s articles of incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment. In addition, the Company is contractually prohibited from paying dividends based on the terms of certain outstanding indebtedness.

Our executive officers and directors beneficially own or control at least 19.8% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your shares. We estimate that approximately 19.8% of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Such concentrated control of the Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of the Company.

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

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded, as of the end of such period, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

Part II -Other information

Item 1 Legal Proceedings

Not applicable

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s annual meeting of shareholders held on May 9, 2007, the following matters were voted upon by shareholders.

1.	The election of five directors for a term expiring in 2008:

Name of Director	Votes For	Votes Witheld
Jeffrey Ungar	20,741,502	300
George Lintz	20,741,502	300
Israel Ury	20,741,502	300
Merrill A. McPeak	20,741,502	300
Robert Adams	20,741,502	300

2.	Ratification of Weinberg & Company P.A. as independent public accountants of the Corporation for the year ending December 31, 2007

For: 20,699,822
Against: 0
Abstain: 41,680

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Description of Document

2.1	Share Exchange Agreement by and among Quintessence, the Company, the stockholders of Quintessence, and Julie Morin dated May 12, 2006 (1)

3.1	Articles of Incorporation of QPC Lasers, Inc. as filed with the State of Nevada, as amended. (1)

3.2	Bylaws of QPC Lasers, Inc. (1)

4.1	Registration Rights Agreement (2)

4.2	Form of Investor Warrant (2)

4.3	Form of Placement Agent Warrant (2)

4.4	Form of Warrant dated September 2005 (3)

4.5	Form of Amended and Restated Warrant dated May 2004 (3)

4.6	Form of Warrant dated April 2005 (3)

4.7	Form of Consultant Warrant (3)

4.8	Form of Promissory Note, as amended (4)

4.9	Form of Warrant issued on or about January 25, 2006 (4)

4.10	Secured Promissory Note dated September 18, 2006, issued by Quintessence to Finisar (6)

4.11	Form of Subordinated Secured Note dated as of August 1, 2005 (4)

4.12	Form of Warrant issued in connection with Subordinated Secured Note (4)

4.13	Form of Senior Secured Note dated as of May 24, 2004 (4)

4.14	Form of Warrant issued in connection with Senior Secured Note (“Original Senior Secured Warrant”) (4)

4.15	Form of Amended and Restated Warrant amending the Original Senior Secured Warrant (4)

4.16	Form of First Amendment to Senior Secured Note dated as of March 24, 2005 (4)

10.1	2006 Stock Option Plan (2)

10.2	Bridge Loan Agreement (2)

10.3	Real Property Lease (2)

10.4	License Agreement dated September 16, 2003 by and between Quintessence and Finisar (2)

10.5	Form of Subscription Agreement (2)

10.6	Lock-up Agreement by the Company and George Lintz (3)

10.7	Lock-up Agreement by the Company and Jeffrey Ungar (3)

10.8	Purchase Agreement between Rafael Ltd. and the Company dated June 6, 2005 (3)

10.9	Subcontract Agreement effective as of June 2, 2006 by and between the Company and Fibertek, Inc. (3)

10.10	Agreement of Collaboration dated April 27, 2006 between the Company and Telaris, Inc. (3)

10.11	Consulting Agreement by and between Quintessence and Capital Group Communications, Inc. dated as of April 3, 2006 (4)

10.12	Loan Agreement by and among Quintessence and Jeffrey Ungar and George Lintz dated as of November 25, 2005 (4)

10.13	First Amendment to Loan Agreement by and among Quintessence and Jeffrey Ungar and George Lintz dated as of January 25, 2006 (4)

10.14	Security Agreement by and among Quintessence and M.U.S.A. Inc., Jeffrey Ungar and George Lintz dated as of August 1, 2005 (4)

10.15	License Termination Agreement dated September 18, 2006, by and between Quintessence and Finisar(6)

10.16	Security Agreement dated September 18, 2006, by and between Quintessence and Finisar (6)

10.17	Form of Series C Preferred Stock Offering (Tranche I) Subscription Agreement (4)

10.18	Form of Series C Preferred Stock Offering (Tranche II) Subscription Agreement (4)

10.19	Security Agreement by and between Quintessence and DBA Money USA, as collateral agent, dated as of August 1, 2005 (4)

10.20	Loan Agreement by and among the Quintessence and senior secured lenders dated as of May 21, 2004 (4)

10.21	Security Agreement by and between the Company and DBA Money USA, as collateral agent, dated as of May 21, 2004 (“Security Agreement regarding Senior Secured Notes”) (4)

10.22	First Amendment to Loan Agreement by and among Quintessence and senior secured lenders dated as of March 24, 2005 (4)

10.23	First Amendment to Security Agreement regarding Senior Secured Notes dated as of March 24, 2005 (4)

10.24	Phase II Award/Contract dated as of March 24, 2006 by and between the U. S. Army and the Company (7)(**)

10.25	Securities Purchase Agreement dated April 16, 2007 (8)

10.26	Form of Secured Debenture (8)

10.27	Form of Warrant (8)

10.28	Form of Registration Rights Agreement (8)

10.29	Security Agreement (8)

31.01	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
31.02	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
32.01	Chief Executive Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
32.02	Chief Financial Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)

(1)	Filed with the Registrant’s Current Report on Form 8-K filed on May 12, 2006

(2)	Filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 filed on August 15, 2006

(3)	Filed with the Registrant’s Registration Statement on Form SB-2 filed on September 18, 2006

(4)	Filed with the Registrant's Amendment No. 2 to the Registration Statement on Form SB-2 filed on December 1, 2006

(5)	Filed with the Registrant’s Current Report on Form 8-K filed on November 8, 2006

(6)	Filed with the Registrant’s Current Report on Form 8-K filed on November 2, 2006

(7)	Filed with the Registrant’s Registration Statement on Form SB-2/Pre-Effective Amendment No. 3 filed on January 26, 2007

(8)	Filed with the Registrant’s Current Report on Form 8-K filed on April 20, 2007

(9)	Filed herewith

(**)	Confidential treatment requested as to portions of the Exhibit. Omitted materials filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2007	QPC Lasers, Inc.

/s/ George Lintz George Lintz
Chief Operating Officer, Chief Financial Officer

/s/ Jeffrey Ungar Chief Executive Officer