Form 10QSB/A
period 2006-06-30
QPC Lasers
filed 2007-06-15
CIK 1310753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒ .

There were 37,311,506 shares of the registrant's common stock outstanding as of June 30, 2006.

Explanatory Note

OVERVIEW. This Amendment on Form 10-QSB/A (the “Form 10-QSB/A”) to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on August 15, 2006 (the “Original Filing”), is being filed to restate our second quarter 2006 consolidated financial statements and other financial information primarily as a result of changes in the accounting treatment of the shares of common stock issued for services and the modification of certain warrants to purchase shares of common stock.

The information contained in this Form 10-QSB/A, including the financial statements and notes thereto, amends Items 1, and 2 of Part I of our Original Filing, in each case to reflect only the adjustments described herein, and no other information in our Original Filing is amended hereby.  Except for the foregoing amended information, the Original Filing, as amended, continues to describe conditions as of August 15, 2006, the date of the Original Filing, and does not reflect events occurring after August 15, 2006, or modify or update those disclosures that may have been affected by subsequent events.

INDEX TO FORM 10QSB

PART I FINANCIAL INFORMATION

Part I - Financial Information

Item 1. Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited) (Restated)
ASSETS
CURRENT ASSETS
Cash	$5,802,838	$69,440
Accounts receivable, Commercial customers, net of allowance for doubtful accounts and returns and discounts of $10,575 (Unaudited) as of June 30, 2006 and $6,704 as of December 31, 2005	290,503	331,332
Accounts receivable, Government contracts, net of allowance for doubtful accounts and returns and discounts of $-0- (Unaudited) as of June 30, 2006 and $8,312 as of December 31, 2005	173,274	15,669
Costs and profit in excess of billings	115,086	10,774
Inventory	379,646	419,099
Prepaid expenses and other current assets	154,673	198,449

Total Current Assets	6,916,020	1,044,763

Capitalized loan fees, net of accumulated amortization of $276,408 (Unaudited) as of June 30, 2006 and $ 203,586 as of December 31, 2005	67,227	140,049
Property and equipment, net of accumulated depreciation of $4,656,778 (unaudited) as of June 30, 2006 and $ 4,056,090 as of December 31, 2005	3,869,052	4,391,019

Other assets	88,779	129,414
TOTAL ASSETS	$10,941,078	$5,705,245

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$961,235	$940,766
Embedded derivative liability	183,209	-
Note payable-related party	-	343,200
Current portion of long term debt	756,475	1,396,218
Total Current Liabilities	1,900,919	2,680,184
Long term debt, less current portion	1,104,800	1,288,506

Total Liabilities	3,005,719	3,968,690

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value, 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 180,000,000 shares authorized, 37,311,506 issued and outstanding at June 30, 2006 and 12,787,802 at December 31, 2005	37,311	12,788
Common Stock to be issued	—	866
Additional paid in capital	48,357,729	34,536,687
Accumulated deficit	(40,459,681)	(32,813,786)

Total stockholders’ equity	7,935,359	1,736,555

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,941,078	$5,705,245

See accompanying Notes to Condensed Consolidated Financial Statements

  QPC LASERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three months ended (Unaudited)		Six months ended (Unaudited)
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(Restated)		(Restated)
REVENUE	$577,346	$263,118	$842,910	$523,181
COST OF SALES	495,022	243,258	774,748	428,234

GROSS PROFIT	82,324	19,860	68,162	94,947

OPERATING EXPENSES
Research and Development	1,134,986	1,293,161	2,258,778	2,483,267
General & Administrative	2,498,459	578,977	3,577,304	1,117,620
Total operating expenses	3,633,445	1,872,138	5,836,082	3,600,887

LOSS FROM OPERATIONS	(3,551,121)	(1,852,278)	(5,767,920)	(3,505,940)
Interest Income	6,463	4,635	6,473	12,094
Interest Expense	(550,382)	(85,293)	(1,610,359)	(170,901)
Merger expense	(336,322)	—	(336,322)	—
Other income	46,063	20,276	62,233	37,717
NET LOSS	$(4,385,299)	$(1,912,660)	$(7,645,895)	$(3,627,030)

LOSS PER SHARE — Basic and Diluted	$(.14)	$(.15)	$(.25)	$(.29)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	31,459,137	12,521,802	31,156,221	12,499,302

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2006 (Unaudited)

	Common Stock		Common Stock to	Additional	Accumulated
	Shares	Amount	be Issued	Paid-in	Deficit	Total
BALANCE-January 1, 2006	12,787,802	$12,788	$866	$34,536,687	$(32,813,786)	$1,736,555
Issuance of stock associated with stock dividend	8,658,422	8,659	(866)	(7,793)	—	—
Shares issued upon reverse merger transaction	4,166,378	4,166		(4,166)		—
Issuance of stock for cash, net	10,481,404	10,481		10,939,060		10,949,541
Fair value of embedded derivative liability				(211,835)		(211,835)
Issuance of stock upon option exercise	17,500	17		10,983		11,000
Issuance of stock for services	1,200,000	1,200		1,498,800		1,500,000
Fair value of warrants issued for services and loan fees				777,598		777,598
Fair value of vested options				74,395		74,395
Fair value of modification of warrants				744,000		744,000
Six month net loss					(7,645,895)	(7,645,895)
Balance June 30, 2006, as restated	37,311,506	$37,311	$—	$48,357,729	$(40,459,681)	$7,935,359

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended (Unaudited)
	June 30, 2006	June 30, 2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,645,895)	$(3,627,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	600,688	609,268
Amortization of loan discount	637,242	-
Amortization of capitalized loan fees	72,822	-
Change in fair value of embedded derivative included in other Income	(28,626)	-
Compensation expense of warrant issuance	777,598	-
Compensation expense of option issuance	74,395	-
Value of common stock issued for services	1,500,000

Changes in operating assets and liabilities:
Accounts receivable	(116,776)	(117,168)
Inventory	39,453	(22,723)
Unbilled revenue	(104,312)	(135,091)
Other assets	40,635	-
Prepaid Expenses	43,776	(19,529)
Accounts payable and other current liabilities	20,469	(211,442)

Net cash used in operating activities	(4,088,531)	(3,523,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(78,721)	(143,462)
Net cash used in investing activities	(78,721)	(143,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(1,059,891)	(313,395)
Proceeds received from unit sales allocated to common stock	10,737,706	1,056,158
Proceeds from unit sales allocated to embedded derivates	211,835	-
Exercise of options	11,000	-

Net cash provided by financing activities	9,900,650	742,763

NET INCREASE (DECREASE) IN CASH	5,733,398	(2,924,414)
CASH — Beginning of period	69,440	4,161,618

CASH — End of period	$5,802,838	$1,237,204

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$196,012	$170,901

Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

During the six months ended June 30, 2006, the Company modified warrants to purchase common stock with a fair value of $744,000 to holders of Senior Secured Notes Payable.

During the six months ended June 30, 2006, the Company issued warrants with a fair value of $690,000 to holders of Related Party Notes Payable.

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

D) Restatement of Financial Statements

The Company has restated its financial statements as of and for the three and six months ended June 30, 2006.  In addition, certain disclosures in note 7 of the notes to the consolidated financial statements have been revised to reflect the restatement adjustments.  The Company’s determination to restate these financial statements was made after a reexamination of the transactions to account for shares of common stock issued for services and the modification of warrants to purchase shares of common stock that occurred in January 2006. The Company determined the original accounting treatment was inappropriate under GAAP.

Consultant Shares

On April 3, 2006 the Company entered into an agreement with a consultant to provide services to the Company over a one year period. As compensation for the services to be provided, the Company issued 1.2 million shares of common stock to the consultant. In accordance with EITF 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, or in Conjunction with Selling, Goods and Services,” the Company valued the shares at grant date and determined the value of the shares issued based upon the current price of the sales of common stock, which was approximately $1.25 per share. These shares were accounted for as deferred compensation at the time of issuance to be expensed over the term of the contract. In September 2006, the Company re-evaluated the accounting treatment of the shares granted to the consultant and determined that in accordance with EITF 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees,” the full value of the shares should have been expensed at June 30, 2006 since the shares were fully vested and non-forfeitable on the date of issuance. In order to reflect this change, our restated financial statements for the period ending June 30, 2006 remove the deferred compensation value of these shares on our balance sheet and record the expense for the full value of these shares in our consolidated statement of operations. This non-cash expense is included within our General and Administrative expenses for the three and six months ended June 30, 2006.

Modification of Warrants

In the second quarter of 2004, we issued 2,437,500 warrants to purchase common stock to various lenders in connection with a senior secured two-year note transaction. The exercise price of each warrant was initially $3.75. In the second quarter of 2005, approximately $2.1 million of the $2.4 million outstanding balance of the note was extended for an additional year. In January 2006, we adjusted the exercise price of 2,325,000 of these warrants to $1.25 upon the closing of the Brookstreet Tranche I offering. We did not initially record the expense associated with this modification, and our financial statements did not reflect the expense associated with this modification at June 30, 2006. In order to reflect this change, the Company has recorded the change in fair value of the warrants immediately prior to the modification and the value of the warrants following the modification as an additional loan discount of $744,000 to be amortized over the remaining life of the loan. Interest expense includes $132,395 and $262,589 related to the amortization of this discount for the three and six months ending June 30, 2006, respectively.

The accompanying financial statements for the three and six months ended June 30, 2006 have been restated to effect the changes described above. The impact of these adjustments are summarized below:

Changes to Statement of Operations:

	For the three months ended	For the six months ended
	June 30, 2006	June 30, 2006
Net Loss
As previously reported	$(3,127,904)	$(6,258,306)
Additional investor relations expense for the issuance of stock for services	(1,125,000)	(1,125,000)
Additional interest expense as a result of warrant modification	(132,395)	(262,589)
As restated	$(4,385,299)	$(7,645,895)
Loss per share
As previously reported	$(0.10)	$(0.20)
Recognition of adjustments	(0.04)	(0.05)
As restated	$(0.14)	$(0.25)

Changes to Balance Sheet:

	June 30, 2006 Previously Reported	Adjustments		June 30, 2006 As Restated
Current Liabilities	$2,382,330	$(481,411	)(A)	$1,900,919
Long term debt less current portion	1,104,800	—		1,104,800
Total Liabilities	3,487,130	(481,411)		3,005,719
Stockholders’ Equity
Common stock	37,311	—		37,311
Additional paid in capital	47,613,729	744,000	(B)	48,357,729
Unearned compensation	(1,125,000)	1,125,000	(C)	—
Accumulated deficit	(39,072,092)	(1,387,589	)(D)	(40,459,681)
Total Stockholders’ Equity	7,453,948	481,411		7,935,359
Total liabilities & stockholders’ equity	$10,941,078	$—		$10,941,078

(A)
Represents additional loan discount of $744,000 for modification of 2,325,000 warrants measured as the change in fair value of the warrants immediately preceding the modification and the fair value of the warrants following the modification less $262,589 accumulated amortization of the additional loan discount

(B)
Represents $744,000 for modification of 2,325,000 warrants measured as the change in fair value of the warrants immediately preceding the modification and the fair value of the warrants following the modification

(C)	Represents a $1,125,000 decrease in unearned compensation as a result of recognizing the expense associated with the issuance of common stock for services

(D)
Represents $1,125,000 additional General and Administrative expense for the issuance of common stock for services and $262,589 of additional interest expense as a result of amortization of the additional loan discount for the modification of warrants

The net loss, issuance of common stock for services, and warrant modification line items in the consolidated statements of cash flows for the six months ended June 30, 2006 have been adjusted to reflect the restatements; however, cash flows from operating, investing and financing activities were unaffected by the restatement.

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

During the three months and six months ended June 30, 2005, the Company issued 292,000 and 352,000, respectively, of stock options. The pro forma disclosure related to the issuance of these options is as follows:

	3 months ended June 30, 2005	6 months ended June 30, 2005
	(unaudited)	(unaudited)
Net loss as reported	$(1,912,660)	(3,627,030)
Stock based compensation	(67,200)	(392,240)
Pro forma loss	$(1,979,860)	$(4,019,270)
Pro forma net loss per share, basic and diluted	$(0.12)	$(0.24)

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

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2005	June 30, 2006	Useful Lives
		(Unaudited)
Computer software	$61,807	$65,049	3 years
Furniture and fixtures	103,180	113,369	6 years
Computer equipment	118,036	124,568	3 years
Office equipment	69,362	69,362	6 years
Lab and manufacturing equipment	4,305,775	4,362,912	6 years
Leasehold improvements	3,788,949	3,790,570	14 years
	8,447,109	8,525,830
Less accumulated depreciation and amortization	(4,056,090)	(4,656,778)

Property and equipment, net	$4,391,019	$3,869,052

For the six months ended June 30, 2006 and June 30, 2005 depreciation and amortization expense was $600,688 (Unaudited) and $609,268 (Unaudited).

NOTE 6 NOTE PAYABLE RELATED PARTIES

The Company was indebted to the Chairman of the Board of Directors and the Chief Operating Officer of Company under a $500,000 loan agreement entered into in November 2005. The note was due January 2006, was extended to April 25, 2006, and was paid in April 2006. Until the note was repaid, monthly interest only payments were required. The interest rate was 10%. The note was secured by all the assets of the Company. $500,000 was outstanding at December 31, 2005. The Company paid a $25,000 loan origination fee to the related parties in accordance with the agreement. As part of the agreement, the Company granted to the lenders warrants to purchase 320,000 shares of common stock which were valued at $0.98 per warrant. Accordingly, the Company recorded a loan discount of $313,600 which the Company amortized to interest expense over the original life of the loan. $156,800 was amortized during the year ending December 31, 2005. The remaining balance was fully amortized as of June 30, 2006. The Company issued 900,000 warrants to lenders as consideration for extending the note. The value of these extension warrants, approximately $690,000 (Unaudited), was charged to interest expense during the six months ended June 30, 2006.

NOTE 7 NOTES PAYABLE

As of December 31, 2005, notes payable consist of the following:

	Loan Balance	Loan Discount	Current Portion	Non current portion
(a) Senior Secured Notes	$2,125,797	$(506,940)	$1,396,218	$222,639
(b) Subordinated Secured
Convertible Notes	1,280,000	(214,133)	-	1.065,867
	$3,405,797	$(721,073)	$1,396,218	$1,288,506

As of June 30, 2006 notes payable consist of the following (Unaudited):

	Loan Balance	Loan discount	Current Portion	Non current Portion
(a) Senior Secured Notes	$1,565,906	$(809,431)	$756,475	$-
(b) Subordinated Secured
Convertible Notes	1,280,000	(175,200)	-	1,104,800
	$2,845,906	$(984,631)	$756,475	$1,104,800

 NOTE 7 NOTES PAYABLE  CONTINUED

  Senior Secured Notes Payable

During 2004, the Company issued $3,250,000 of notes payable to Investors. The term of the notes was 24 months, bearing interest at 10% per annum, with no principal and interest payments required for the initial 3 months. During the remaining 21 months, principal and interest payments sufficient to pay the loan in full at the end of 24 months were required. The notes were secured by all of the assets of the Company, including its intellectual property. 1 warrant was issued for every $1.33 of principal, with each warrant being convertible into 1 share of common stock at $3.75 per share. The warrants were fully vested and had a 6 year term. The Company determined there was no accounting value to be assigned to the warrants, based on a calculation using an option pricing model. In January 2006, we adjusted the exercise price of 2,325,000 of these warrants to $1.25 upon the closing of Brookstreet Tranche I offering discussed in Note 8. The Company recorded the difference in the value of the warrants immediately prior to the modification and the value of the warrants following modification of $744,000 as additional loan discount to be amortized over the remaining life of the loan. Interest expense includes $132,395 and $262,589 of amortization of this discount for the three and six months ended June 30, 2006. Of the total notes issued, $2,500,000 was loaned by a limited partnership of which an officer of the Company is an owner. On October 31, 2004, $300,000 of the principal and $13,184 accrued interest was converted into 83,380 shares of Series C preferred stock.

During 2005, five of the seven note holders agreed to modify the terms of their notes. The modifications included deferring principal payments from April 2005 to March 2006, with principal payments commencing until the notes are fully paid in May 2007. As of June 30, 2006, the monthly principal and interest payments are $149,571. In addition, 840,000 warrants were issued to the five note holders who elected to defer principal payments on their loans. The deferral warrants were valued at $0.71 a warrant or $596,400, using an option pricing model and are reflected as a loan discount amount, which is netted against the loan principal balance. The loan discount fee is being amortized over the life of the loan. As of December 31, 2005, the accumulated amortization of the loan discount fee was $89,460. As of June 30, 2006, the accumulated amortization of the loan discount fee was $328,020 (Unaudited).

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

Common Stock Issued

During the six months ended June 30, 2006, the Company sold 572,526 units of equity instruments, at $5.00 per unit, consisting of 2,290,104 common shares and 572,526 warrants to purchase common stock for $1.50. Gross proceeds were $2,862,630. The purchase and sale agreement required the Company to register such shares and shares issuable upon exercise of the warrants and provided that if such shares were not timely registered with the SEC, shares equal to 1% of the shares purchased would be issued as a penalty every 30 days that the filing was not made. The Company determined that the penalty on the registration rights would cause the Company to recognize a warrant liability until such registration statement has been filed. The Company determined that the fair value of warrants was $211,835 using an option pricing model and that such value should be established as a liability at the date of the warrant issuance with such value to being revalued each reporting period. See Note 13.

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

A summary of the Company’s stock option activity follows:

	Number of Options	Range of Exercise Price $	Weighted Average Exercise
Options outstanding at December 31, 2005	1,965,250	$0.29 to 1.25	$0.40
Granted	860, 416	1.25	1.25
Exercised	(17,500)	0.38 and 1.25	.49
Cancelled	(2,500)	0.38	0.38
Options outstanding at June 30, 2006 (Unaudited)	2,805,666
Options exercisable at June 30, 2006 (Unaudited)	1,972,837

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

The Company has 4,514,431 warrants outstanding at December 31, 2005 and 8,458,964 outstanding at June 30, 2006 (Unaudited) with exercise prices ranging from $1.25 to $3.75.

A summary of the Company’s warrant activity follows:

Number of Warrants

Warrants at January 1, 2004	-
Granted	4,305,186
Exercised	-
Cancelled	-

Warrants outstanding at December 31, 2004	4,305,186
Granted	2,207,033
Exchanged for stock to be issued	(1,997,788)
Cancelled	-

Warrants outstanding at December 31, 2005	4,514,431
Granted	3,944.533
Exercised	-
Cancelled	-
Warrants outstanding at June 30, 2006	8,458,964

During 2006, 2,345,341 warrants were issued to the underwriter as compensation for the stock sales described in Note 8. The value of these warrants was $1,736,884, determined using an option pricing model. The value was charged to additional paid in capital.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 - RECAPITALIZATION

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

The effect of the recapitalization on the previously recomputed preferred and common stock of QPC is as follows:

	Preferred
	A	B	C	Common
January 1, 2006	3,172,203	2,525,468	1,597,975	5,492,156
Common stock dividend issued to preferred shareholders				8,793,951
Conversion of preferred stock to common stock	(3,172,203)	(2,525,468)	(1,597,975)	7,295,646
Balance January 1, 2006, as restated	-	-	-	21,581,753

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

QUARTER ENDED JUNE 30, 2006 COMPARED TO THE QUARTER ENDED JUNE 30, 2005

REVENUE. During the quarter ended June 30, 2006, QPC had revenue of $577,346 as compared to revenue of $263,118 during the quarter ended June 30, 2005, an increase of approximately 119%. This increase is attributable to an increase in both commercial sales and government contracts. We have expanded our sales and marketing resources and we have increased our product offerings. Additionally, we were awarded three government contracts during the period, on which we began to perform and bill.

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

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material and overhead, totaled $1,134,986 for the quarter ended June 30, 2006, as compared to $1,293,161 for the quarter ended June 30, 2005 a decrease of approximately 12%. The decrease in research and development costs is attributable to the shift from development to manufacturing for some of our mature products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $2,498,459 for the quarter ended June 30, 2006, as compared to $578,977 for the quarter ended June 30, 2005, an increase of approximately 330%. Approximately $1,500,000 of this expense was a non-cash expense attributable to the value of shares issued to investor relations consultants for services. Additionally, increased investor relations, legal and accounting costs are attributable to becoming a publicly traded company with increased compliance obligations and investor relations needs. We expect these categories of expenses to increase in future quarters, based on anticipated growth of the Company; however, we do not believe that the percentage increase will be as great in future quarters.

NET LOSS. QPC had a net loss of $4,385,299 for the quarter ended June 30, 2006 as compared to a net loss of $1,912,660 for the quarter ended June 30, 2005. $336,332 of the expenses in the quarter ended June 30, 2006 were one-time expenses attributed to the cost of the reverse merger transaction in which we became a public company. In addition, a non-cash expense of approximately $1,500,000 for the issuance of shares for investor relations services and $198,500 was included as expense associated with warrant issuance related to the related party note which was extended in January 2006 and repaid in April 2006 and amortization of loan discount. Also, a non-cash expense of approximately $36,000 of option compensation expense was recorded this quarter.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $3,577,304 the six months ended June 30, 2006, as compared to $1,117,620 for the six months ended June 30, 2005, an increase of approximately 220%. $1,500,000 of this expense was a non-cash expense attributable to the fair value of shares issued to investor relations, and approximately $74,000 related to option compensation expense for the vesting of options during the six month period. Additionally, increased investor relations, legal and accounting costs are attributable to becoming a publicly traded company with more compliance and investor relations issues. We expect these categories of expenses to increase in future periods, based on anticipated growth of the Company; however, we do not believe that the percentage increase will be as great in future periods.

NET LOSS. QPC had a net loss of $7,645,895 for the six months ended June 30, 2006 as compared to a net loss of $3,627,030 for the six months ended June 30, 2005. $336,332 of the expenses in the six months ended June 30, 2006 were one-time expenses attributed to the cost of the reverse merger transaction. In addition, approximately $716,000 was included as expense associated with warrant issuance related to the related party note which was extended in January 2006 and repaid in April 2006 and amortization of loan discount. Also, approximately $ 74,000 of option expense was recorded this six month period

Liquidity and Capital Resources

QPC lost $7,645,895 during the six months ended June 30, 2006 and has a cumulative deficit of $40,459,681 as of June 30, 2006. Our negative cash flow is currently in excess of $700,000 per month. We project the Company to have positive cash flow from operations no sooner than the last quarter of 2007. Our cash balance at June 30, 2006 is $5,802,838.

Current resources and sales projections require us to raise an estimated $3 to $5 million of additional capital for use in the next 12 to 18 months for operating capital. Depending on market conditions, and cash needs, we expect to raise this additional capital in the twelve months by means of a private placement or other financing vehicle.

We may require additional funds if we chose to pay a termination fee or forbearance fee to Finisar Corporation pursuant to our licensing agreement with them. I n 2003, we granted Finisar a royalty free, fully paid, nonexclusive license to all of our existing and future intellectual property (the "IP License"). Finisar has no right to grant sub-licenses (except to end users) or assign its rights prior to September 2006. The Company may pay Finisar a forbearance fee of up to $1,500,000 (to be credited against the termination fee) to extend the restriction on sub-licensing or assignment by Finisar for two years or until September 2008. The Company may extinguish this license by paying Finisar a termination fee of $5,000,000 at any time prior to September 2006, $5,500,000 from September 2006 through September 2007 or $6,000,000 from September 2007 until September 2008. The minimum amount of the forbearance fee according to the contract is $750,000.

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

 RISKS OF THE BUSINESS

Because we are not profitable and expect to incur additional losses, we may require additional financing to sustain our operations and without it we may not be able to continue operations. At June 30, 2006, we had cash on hand of $5,802,838. Through June 30, 2006, our cumulative losses of approximately $40,459,681 million. We have never earned a profit and we anticipate that we will continue to incur losses for at least the next 12 to 18 months. We continue to operate on a negative cash flow basis. Our independent accountants have issued a going concern qualification in their report on our financial statements as of and for the period ending December 31, 2005. We believe that we will need to raise at least an additional $3,000,000 in financing in order to have sufficient financial resources to fund our operations for the next 12 months because we are running a cash flow deficit. We may need additional funds to continue our operations, and such additional funds may not be available when required.

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

We are an early stage company with a limited operating history no significant revenues . We were formed in November 2000. Since that time, we have engaged in the formulation of a business strategy and the design and development of technologically advanced products. We have recorded limited revenues from various government-funded research programs, and we have generated only limited revenues from the sale of products. Our ability to implement a successful business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business.

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

We have only limited proven commercial products . We are currently engaged in the design and development of laser diode products for certain industrial and defense applications. Our most advanced technologies, including without limitation, our “Generation III” products, are in the design or prototype stage. These technologies may not be commercially viable for at least one year, more specifically, we expect to ship prototypes of our Generation III products in the calendar year 2007, if they ever become viable at all. We have received only a limited number of purchase orders for our products and we only have a limited number of contractual arrangements to sell our products. The process of qualifying laser diodes for purchase by commercial or defense customers is lengthy and unpredictable. No assurance can be given that any of our products will achieve commercial success.

We are dependent on our customers and vulnerable to their sales and production cycles . For the most part, we do not sell end-user products. We sell laser components that are incorporated by our customers into their products. Therefore, we are vulnerable to our customers’ prosperity and sales growth. Failure of our customers to sell their products will ultimately hurt their demand for our products, and thus, have a material adverse effect on our revenues.

Unusually long sales cycles may cause us to incur significant expenses without offsetting revenue . Customers often view the purchase of our products as a significant and strategic decision. Accordingly, customers typically expend significant effort in evaluating and testing our products before making a decision to purchase them, resulting in a long sales cycle, While our customers are evaluating our products and before they place an order, we may incur substantial expenses for sales and marketing and research and development to customize our products to the customer's needs. Even after evaluation, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses.

The markets for our products are subject to continuing change that may impair our ability to successfully sell our products . The markets for laser diode products are volatile and subject to continuing change. For example, since 2001, the market for telecommunications and data communications products has been severely depressed while a more robust market for defense and homeland security applications has developed during the past year and a half. We must continuously adjust our marketing strategy to address the changing state of the markets for laser diode products, we may not be able to anticipate changes in the market and, as a result, our product strategies may be unsuccessful.

Our products may become obsolete if we are unable to stay abreast of technological developments . The photonics industry is characterized by rapid and continuous technological development if we are unable to stay abreast of such developments, our products may become obsolete. We lack the substantial research and development resources of some of our competitors. This may limit our ability to remain technologically competitive.

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

Our business is dependent upon proprietary intellectual property rights . We have employed proprietary information to design our products. We seek to protect our intellectual property rights through a combination of patent filings, trademark registrations, confidentiality agreements and inventions agreements. However, no assurance can be given that such measures will be sufficient to protect our intellectual property rights. If we cannot protect our rights, we may lose our competitive advantage. Moreover, if it is determined that our products infringe on the intellectual property rights of third parties, we may be prevented from marketing our products.

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

We currently rely on R&D Contracts with the U.S. Government . Currently, a significant part of our near term revenue is expected to be derived from research contracts from the U.S. Government. Changes in the priorities of the U.S. Government may affect the level of funding of programs. Changes in priorities of government spending may diminish interest in sponsoring research programs in our area of expertise.

We may incur debt or issue preferred stock in the future . In order to purchase equipment, terminate the Finisar License Agreement or fund operations, QPC may issue additional debt instruments or preferred stock which will have a senior claim on the assets of QPC in the event of a sale of assets. Debt service may cause strain on cash flow and impair business operations.

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

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends . We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize their investment.

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Description of Document

2.1	Share Exchange Agreement by and among Quintessence Photonics Corporation (“Target”), QPC Lasers, Inc., the shareholders of Target, and Julie Morin dated May 12, 2006 (1)

3.1	Articles of Incorporation of QPC Lasers, Inc. as filed with the State of Nevada, as amended. (1) (2)

3.2	Bylaws of QPC Lasers, Inc. (1)

4.1	Registration Rights Agreement

4.2	Form of Investor Warrant

4.3	Form of Bridge Lender Warrant

4.4	Form of Brookstreet Warrant

10.1	2006 Stock Option Plan

10.2	Bridge Loan Agreement

10.3	Real Property Lease

31.01	Chief Executive Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Chief Financial Officer's Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Chief Executive Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Chief Financial Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by re ference from the Registrant’s Form 8-K dated May 12, 2006.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 15, 2007	QPC Lasers, Inc.

/s/ George Lintz
George Lintz Chief Operating Officer, Chief Financial Officer

/s/ Jeffrey Ungar
Chief Executive Officer