Form 10QSB/A
period 2006-09-30
QPC Lasers
filed 2007-06-15
CIK 1310753

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes      ☐ No.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes     ☒ No

There were 37,311,506 shares of the registrant's common stock outstanding as of September 30, 2006.

Explanatory Note

OVERVIEW. This Amendment on Form 10-QSB/A (the “Form 10-QSB/A”) to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on November 20, 2006 (the “Original Filing”), is being filed to restate our third quarter 2006 consolidated financial statements and other financial information primarily as a result of changes in the accounting treatment to reflect additional non-operating losses related to the classification of and accounting for: (1) the conversion feature of our subordinated convertible notes payable issued in August 2005, the warrants to purchase common stock associated with these notes, the amortization of the discount recorded with respect to the subordinated convertible note, (2) the notes payable issued to Finisar Corporation (“Finisar”) for $6,000,000 for the license termination, (3) the modification of warrants to purchase common stock held by investors in our Senior Secured Notes Payable, and (4) common stock issued to a consultant for services rendered in the three months ended June 30, 2006.

The information contained in this Form 10-QSB/A, including the financial statements and notes thereto, amends Items 1, and 2 of Part I of our Original Filing, in each case to reflect only the adjustments described herein, and no other information in our Original Filing is amended hereby.  Except for the foregoing amended information, the Original Filing, as amended, continues to describe conditions as of November 20, 2006, the date of the Original Filing, and does not reflect events occurring after November 20, 2006, or modify or update those disclosures that may have been affected by subsequent events.

INDEX TO FORM 10QSB/A

		PAGE
PART 1	FINANCIAL INFORMATION	2

Item 1.	Condensed Financial Statements	2

	Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) (restated) and December 31, 2005	2

	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2006 (restated) and September 30, 2005 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) (restated)	5

	Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2006 (restated) and September 30, 2005 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Controls and Procedures	47

PART II	OTHER INFORMATION	47

Item 1.	Legal Proceedings	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

SIGNATURES		49

Part I - Financial Information

Item 1. Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited) (Restated)
ASSETS

CURRENT ASSETS
Cash	$4,294,927	$69,440
Accounts receivable, Commercial customers, net of allowance for doubtful accounts and returns and discounts of $52,453 as of September 30, 2006 and $6,704 as of December 31, 2005	464,081	331,332
Accounts receivable, Government contracts, net of allowance for doubtful accounts and returns and discounts of $-0- as of September 30, 2006 and $8,312 as of December 31, 2005	235,972	15,669
Costs and earnings in excess of billings	42,744	10,774
Inventory	479,634	419,099
Prepaid expenses and other current assets	271,497	198,449

Total Current Assets	5,788,855	1,044,763

Capitalized loan fees, net of accumulated amortization of $291,001 as of September 30, 2006 and $ 203,586 as of December 31, 2005	52,633	140,049
Property and equipment, net of accumulated depreciation of $4,962,708 as of September 30, 2006 and $ 4,056,090 as of December 31, 2005	3,883,516	4,391,019
Other assets	88,780	129,414
TOTAL ASSETS	$9,813,784	$5,705,245

(continued)

QPC LASERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2006	December 31, 2005
	(Unaudited) (Restated)
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$735,596	$940,766
Note payable-related party	—	343,200
Current portion of long term debt	974,586	1,396,218
Total Current Liabilities	1,710,182	2,680,184
Long term debt, less current portion	6,713,920	1,288,506

Total Liabilities	8,424,102	3,968,690

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value, 20,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 180,000,000 shares authorized, 38,559,283 issued and outstanding at September 30, 2006 and 12,787,802 at December 31, 2005	38,559	12,788
Common stock to be issued	—	866
Additional paid in capital	50,123,854	34,536,687
Accumulated deficit	(48,772,731)	(32,813,786)

Total stockholders’ equity	1,389,682	1,736,555

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,813,784	$5,705,245

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine months Ended September 30, 2006 and 2005
(Unaudited)

	Three months ended (Unaudited)		Nine months ended (Unaudited)
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(As restated)		(As restated)
REVENUE	$930,184	$153,621	$1,773,094	$676,803
COST OF SALES	690,388	286,495	1,465,137	714,729

GROSS PROFIT	239,796	(132,874)	307,957	(37,926)

OPERATING EXPENSES
Research and Development	1,081,994	1,149,522	3,340,772	3,632,791
General & Administrative	1,093,561	610,245	4,670,865	1,727,862
License Termination	6,000,000	-	6,000,000	-
Total operating expenses	8,175,555	1,759,767	14,011,637	5,360,653

LOSS FROM OPERATIONS	(7,935,759)	(1,892,641)	(13,703,680)	(5,398,579)

Interest Income	21,443	2,186	27,916	14,280
Interest Expense	(336,697)	(104,754)	(1,947,056)	(275,655)
Merger expense	10,123	—	(326,199)	—
Change in fair value of embedded derivative	(97,329)	—	(68,703)	-
Other income & Other Expense	25,170	26,761	58,777	64,478

NET LOSS	$(8,313,049)	$(1,968,448)	$(15,958,945)	$(5,595,476)

LOSS PER SHARE — Basic and Diluted	$(0.22)	$(0.16)	$(0.55)	$(0.45)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	38,351,320	12,476,802	28,889,088	12,359,185

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2006 (Unaudited) (Restated)

	Common Stock		Common Stock	Additional	Accumulated
	Shares	Amount	to be Issued	Paid-in	Deficit	Total
BALANCE-December 31, 2005	12,787,802	$12,788	$866	$34,536,687	$(32,813,786)	$1,736,555
Issuance of stock associated with stock dividend	8,658,422	8,659	(866)	(7,793)	—	—
Shares issued upon reverse merger transaction	4,166,378	4,166		(4,166)		—
Issuance of stock for cash, net, of offering costs of $2,323,942	11,726,681	11,726		12,312,202		12,323,928
Value of warrants issued with common stock				68,703		68,703
Issuance of stock upon option exercise	17,500	17		10,983		11,000
Issuance of stock upon warrant exercise	2,500	3		3,747		3,750
Issuance of stock for services	1,200,000	1,200		1,498,800		1,500,000
Fair value of warrants issued for services and loan fees				777,598		777,598
Fair value of vested options				183,093		183,093
Fair value of modification of warrants				744,000		744,000
Nine month net loss					(15,958,945)	(15,958,945)
Balance September 30, 2006	38,559,283	$38,559	$—	$50,123,854	$(48,772,731)	$1,389,682

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2005
(Unaudited)

	Nine months Ended (Unaudited)
	September 30, 2006	September 30, 2005
	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,958,945)	$(5,595,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	906,619	996,642
Amortization of loan discount	877,461	—
Amortization of Capitalized Loan Fees	87,416	(104,319)
License termination	6,000,000	—
Gain on change in fair value of embedded derivatives	68,703	—
Warrants issued for services and loan fees	777,598	—
Compensation expense of option issuance	183,093	—
Shares issued for services	1,500,000	—
Changes in operating assets and liabilities:
Accounts receivable	(353,052)	4,051
Inventory	(60,535)	17,626
Unbilled revenue	(31,970)	(7,994)
Other assets	40,634	—
Prepaid Expenses	(73,048)	(43,191)
Accounts payable and other current liabilities	(205,170)	132,032
Deferred revenues	—	(83,387)

Net cash used in operating activities	(6,241,196)	(4,684,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(399,115)	(171,992)
Net cash used in investing activities	(399,115)	(171,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	—	1,280,000
Principal payments on debt	(1,472,880)	(414,072)
Proceeds received from sale of common stock and unit sales allocated to common stock	12,323,928	—
Preferred stock issued for cash, net of issuance costs	—	1,055,896
Exercise of warrants	3,750	—
Exercise of options	11,000	—
Net cash provided by financing activities	10,865,798	1,921,824

NET INCREASE (DECREASE) IN CASH	4,225,487	(2,934,184)
CASH — Beginning of period	69,440	4,129,118
CASH — End of period	$4,294,927	1,194,934

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$246,525	183,985
Taxes	$—	—

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

During the nine months ended September 30, 2006, 1,200,000 common shares were issued in exchange for consulting services valued at $1,500,000.

During the nine months ended September 30, 2006, the Company paid to Finisar, a related party (shareholder), a license termination fee in exchange for a $6 million promissory note.

During the nine months ended September 30, 2006, the Company modified warrants with a fair value of $744,000 to holders of Senior Secured Notes Payable.

During the nine months ended September 30, 2006, the Company issued warrants with a fair value of $690,000 to holders of Related Party Notes Payable.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $8,208,611(restated) and utilized cash of $6,440,414 in operating activities during the year ended December 31, 2005, and had a working capital deficiency at December 31, 2005 of $3,223,421. During the nine months ended September 30, 2006, the Company had a net loss of $15,958,945 and utilized cash of $6,241,196 in operating activities. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

At September 30, 2006 the Company had a working capital of $4,078,673. However, as a result of the ongoing negative cash flow that the Company is currently experiencing, Management expects to engage in additional capital raising, most likely over the next 6 months. We intend to raise between $5 million and $15 million through an offering of securities. We are engaged in preliminary discussions with several sources of financing including investment bankers, institutional funds and strategic investors. The form of the capital financing may be equity, secured or unsecured debt, convertible debt or convertible preferred stock or other alternate forms of financing. There can be no assurance that the Company will be able to obtain this financing.

RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its financial statements as of and for the three and nine months ended September 30, 2006.  In addition, certain disclosures in the notes to the consolidated financial statements have been revised to reflect the restatement adjustments. We concluded that it was necessary to restate our financial results for the interim period ended September 30, 2006 to reflect additional non-operating losses related to the classification of and accounting for: (1) the conversion feature of our subordinated convertible notes payable issued in August 2005, the warrants to purchase common stock associated with these notes, and the amortization of the discount recorded with respect to the subordinated convertible note (see Note 7 for further discussion), (2) the note payable issued to Finisar Corporation for $6,000,000 for the license termination, (3) the modification of warrants held by investors in our Senior Secured Notes Payable, and (4) common stock issued to a consultant for services rendered in the three months ended June 30, 2006.

Embedded Derivatives

We initially classified the value of the conversion features and warrants to purchase common stock related to the issuance of our subordinated secured convertible notes payable in the equity section of the balance sheet. In September 2006, we analyzed these instruments and determined they should be treated as derivative liabilities subject to FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” In filing our Amendment No. 2 to our registration statement on Form SB-2, we restated our previous December 31, 2005 financial statements and accounted for these instruments as derivatives and recorded changes in the fair value of these instruments in the consolidated statement of operations as “gain (loss) on change in fair value of embedded derivatives.”

In December 2006, the Company reevaluated the features of these instruments, and determined that the initial accounting treatment was appropriate as the instruments are to be settled in shares and fulfill the conditions set forth in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” According to paragraphs 12 through 32 of EITF 00-19 these instruments are not derivative liabilities, based on the analysis, principally because they are convertible into unregistered common shares, we have sufficient authorized shares available for conversion, there is a fixed maximum shares that required to be issued and there are no provisions that could require cash settlement. Therefore, these derivative instruments are accounted for in the equity section of the balance sheet. We have restated our balance sheet and statement of operations for the nine months ended September 30, 2006 to adjust for this. The December 31, 2005 financial statements reflect the original accounting treatment as previously audited and reported.

License Termination Fee

We executed an agreement effective as of September 18, 2006 with Finisar Corporation to terminate a previously existing license agreement dated September 18, 2003 (“IP License Agreement”). As consideration for termination of the IP License Agreement, we issued to Finisar a $6,000,000 secured note payable (see Note 7).

Based on our historical relationship with Finisar since 2001, and their substantial equity ownership in our Company, we originally accounted for this transaction as a deemed distribution of equity to Finisar at September 30, 2006. Upon further review of this transaction, we have determined that this transaction should have been expensed in the period in which it was incurred. Accordingly, we have restated our results for the nine months ended September 30, 2006 to recognize this expense.

Modification of Warrants

In the second quarter of 2004, we issued 2,437,500 warrants to purchase common stock to various lenders as part of a senior secured two-year note transaction. The exercise price of each warrant was initially $3.75. In the second quarter of 2005, approximately $2.1 million of the $2.4 million outstanding balance of the note was extended for an additional year. In January 2006, we adjusted the exercise price of 2,325,000 of these warrants upon the closing of the Brookstreet Tranche I offering. We have recorded a loan discount of $744,000 in the nine months ended September 30, 2006 to record the difference in the value of the warrants immediately prior to the modification and the value of the warrants following modification. Interest expense includes $393,882 related to amortization of this discount.

The accompanying financial statements for the nine months ended September 30, 2006 have been restated to effect the changes described above. The impact of these adjustments are summarized below:

Changes to Statement of Operations:

	For the nine months ended	For the nine months ended
	September 30, 2006	September 30, 2005
Net Loss
As previously reported	$(9,038,663)	$(5,809,509)
Remove gain on embedded derivative	(788,000)	(12,000)
Additional interest expense as a result of warrant modification	(393,882)	—
Remove additional offering expense associated with embedded derivative	—	188,000
Lower amortization of loan discount	261,600	38,033
License Termination Fee	(6,000,000)	—
As restated	$(15,958,945)	$(5,595,476)
Loss per share
As previously reported	$(0.31)	$(0.47)
Recognition of adjustments	(0.24)	0.02
As restated	$(0.55)	$(0.45)

Changes to Balance Sheet:

	September 30, 2006 Previously Reported	Adjustments		September 30, 2006 As Restated
Current Liabilities	$2,751,611	$(1,041,429	)(A)	$1,710,182
Long term debt less current portion	6,160,564	553,356	(B)	6,713,920
Total Liabilities	8,912,175	(488,073)		8,424,102
Stockholders’ Equity
Common stock	38,559	—		38,559
Additional paid in capital	43,146,254	6,977,600	(C)	50,123,854
Accumulated deficit	(42,283,204)	(6,489,527	)(D)	(48,772,731)
Total Stockholders’ Equity	901,609	488,073		1,389,682
Total liabilities & stockholders’ equity	$9,813,784	$—		$9,813,784

(A)
Represents the sum of $800,000 decrease for fair value of embedded derivative, additional senior secured loan discount of $431,118, less $189,689 net decrease in subordinated secured convertible loan discount

(B)	Represents an $814,956 decrease in loan discount less $261,600 less amortization of loan discount

(C)	Represents the sum of $233,600 value of the loan discount, $6,000,000 license termination fee originally charged to paid in capital, and $744,000 value of warrant modification

(D)
Represents the sum of $120,000 eliminate recognition of loss on embedded derivative 2005, $122,755 lower amortization of loan discount in 2005, $188,000 value of embedded derivative over loan amount charged to offering expense in 2005, $261,600 lower amortization of subordinated secured loan discount, less $788,000 elimination of recognition of gain on embedded derivative, less $393,882 additional amortization of senior secured loan discount, and less $6,000,000 license termination fee

The net loss, loan discount, license termination fee, warrant modification, and loss on change in fair value of embedded derivative line items in the consolidated statements of cash flows for the nine months ended September 30, 2006 has been adjusted to reflect the restatements; however, cash flows from operating, investing and financing activities were unaffected by the restatement.

Consultant Shares

In addition to the adjustments presented above, the year-to-date totals reflect the following adjustment incurred in the six months ended June 30, 2006.

On April 3, 2006 we entered into an agreement with a consultant to provide services to us over a one year period. As compensation for the services to be provided, we issued 1.2 million shares of common stock to the consultant. In accordance with EITF 96-18, "Accounting For Equity Instruments That Are Issued To Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services," we valued the shares at grant date and determined the value of the shares issued based upon the current price of the sales of common stock, which was approximately $1.25 per share. These shares were accounted for as deferred compensation at the time of issuance to be expensed over the term of the contract. In September 2006, we re-evaluated the accounting treatment of the shares granted to the consultant and determined that in accordance with EITF 00-18, "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees," the full value of the shares should have been expensed at June 30, 2006 since the shares were fully vested and non-forfeitable on the date of issuance. In order to reflect this change, we restated our financial statements for the period ending June 30, 2006 to remove the deferred compensation value of these shares on our balance sheet and record the expense for the full value of these shares in our consolidated statement of operations. This non-cash expense is included within our General and Administrative expenses for the nine months ended September 30, 2006.

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

During the nine months ended September 30, 2005, the Company issued 672,000 stock options. The pro forma disclosure related to the issuance and vesting of these options is as follows :

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

NOTE 3 INVENTORY

Inventory consists of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Raw materials	$452,523	$441,800
Work in process	49,812	—
Reserve for slow moving and obsolescence	(22,701)	(22,701)

	$479,634	$419,099

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

Pursuant to the terms of the Exchange Agreement with Finisar, we granted Finisar a royalty free, fully paid, nonexclusive license to all of our existing and future intellectual property (the "IP License"). In addition, the Company granted Finisar favorable pricing assurances with respect to all Company products. Under terms contained in the original exchange agreement, the Company executed an agreement with Finisar Corporation to terminate the previously existing license agreement effective as of September 18, 2006. As consideration for terminating the IP License agreement, the Company issued to Finisar a $6,000,000 secured note payable (see Note 7). The value of the note was recognized as a license termination fee in September 2006 and is reflected in the accompanying consolidated statement of operations.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2006	December 31, 2005	Useful Lives
	(Unaudited)
Computer software	$65,049	$61,807	3 years
Furniture and fixtures	121,558	103,180	6 years
Computer equipment	132,319	118,036	3 years
Office equipment	69,362	69,362	6 years
Lab and manufacturing equipment	4,667,367	4,305,775	6 years
Leasehold improvements	3,790,569	3,788,949	14 years
	8,846,224	8,447,109
Less accumulated depreciation and amortization	(4,962,708)	(4,056,090)
Property and equipment, net	$3,883,516	$4,391,019

Depreciation and amortization expense related to property and equipment amounted to $906,619 and $996,642 respectively for the nine months ended September 30, 2006 and 2005.

NOTE 6 NOTE PAYABLE RELATED PARTIES

Notes payable related parties is as follows:

	September 30, 2006	December 31, 2005
	(Unaudited)
Notes payable related parties	$—	$500,000
Loan discount	$—	(156,800)
	$—	$343,200

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

NOTE 7 NOTES PAYABLE

As of December 31, 2005, long term debt consist of the following:

	Loan Balance	Loan Discount	Current Portion	Non current Portion
(a) Senior Secured Notes	$2,125,797	$(506,940)	$1,396,218	$222,639
(b) Subordinated Secured Convertible Notes	1,280,000	(214,133)	—	1,065,867
	$3,405,797	$(721,073)	$1,396,218	$1,288,506

As of September 30, 2006 notes payable consist of the following (Unaudited):

	Loan Balance	Loan discount	Current portion	Non current Portion
(a) Senior Secured Notes	$1,152,917	$(588,678)	$564,239	$—
(b) Subordinated Secured Convertible Notes	1,280,000	(155,733)	108,689	1,015,578
(c) Finisar Secured Note	6,000,000	-	301,658	5,698,342
	$8,432,917	$(744,411)	$974,586	$6,713,920

NOTE 7 NOTES PAYABLE (CONTINUED)

(A)	Senior Secured Notes Payable

During 2004, the Company issued $3,250,000 of notes payable to Investors. The term of the notes are 24 months, bearing interest at 10% per annum, with no principal and interest payments required for the initial 3 months. The remaining 21 months required principal and interest payments sufficient to pay the loan in full at the end of 24 months. The notes are secured by all of the assets of the Company, including its intellectual property. The notes have 1 warrant for every $1.33 of principal, with each warrant being exerciseable into 1 share of common stock at $3.75 per share. The warrants are fully vested and have a 6 year term. The Company determined there was no accounting value to be assigned to the warrants at the date of issuance, based on a calculation using an option pricing model. In January 2006, we adjusted the exercise price of 2,325,000 of these warrants to $1.25 upon the closing of the Brookstreet Tranche I offering. The Company has recorded the difference in the value of the warrants immediately prior to the modification and the value of the warrants following modification of $744,000 as additional loan discount to be amortized over the remaining life of the loan. Interest expense includes $393,882 related to the amortization of this discount during the nine months ended September 31, 2006. Of the total notes above, $2,500,000 was subscribed to by a limited partnership of which an officer of the Company is an owner, of which $1,875,718 and $1,029,391 was outstanding as of December 31, 2005 and September 30, 2006 respectively. On October 31, 2004, $300,000 of the principal and $13,183 accrued interest was converted into 83,380 shares of common stock.

During 2005, five of the seven note holders agreed to modify the terms of their notes. The modifications include deferring principal payments from April 2005 to March 2006, thereafter principal payments will commence until the notes are fully paid in May 2007. As of September30 2006, the required monthly principal and interest payments are $149,571. In addition, 840,000 warrants were issued to the five note holders who elected to defer principal payments on their loans. The warrants were valued at $0.71 a warrant or $596,400, using an option pricing model and were reflected as a loan discount amount, which is netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 4.66 years, expected volatility, 70%, no expected dividends. The loan discount fee is being amortized over the remaining life of the loan. Interest expense includes $89,460 and $268,380 related to the amortization of this discount during the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 24.4%.

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

The Company issued 320,000 warrants in connection with this debt offering during 2005. The warrants were valued at $0.73 a warrant or $233,600, using an option pricing model and are reflected as a loan discount amount, which has been netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 5 years, expected volatility, 70%, no expected dividends. The loan discount fee is being amortized over the life of the loan. Interest expense includes $19,467 and $58,392 relating to the amortization of this discount during the year ended December 31, 2005 and the nine months ended September 30, 2006 respectively. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 22%.

The Company has analyzed the terms of the conversion feature and warrants issued to the note holders and has determined that such features do not give rise to an embedded derivative as defined by SFAS 133 and EITF 00-19 as the instruments are not derivative liabilities based on the analysis principally because they are convertible into unregistered common shares, the Company has sufficient authorized shares available for conversion, there is a fixed maximum shares that required to be issued and there are no provisions that could require cash settlement.

 NOTE 7 NOTES PAYABLE (CONTINUED)

(C)	Finisar Secured Note

During the nine months ended September 30, 2006, an agreement between Finisar and the Company to terminate the License Agreement dated September 18, 2003 became effective. As consideration for the termination of the license, the Company paid Finisar a $6 million fee by promissory note. Payment terms of the note require $1,000,000 of the principal together with interest thereon payable at the rate of 9.7% per annum, in thirty-six monthly installments, commencing on October 18, 2006. The remaining $5,000,000 of the principal shall be paid in full on September 18, 2009 and accrues interest at the rate of 9.7% per annum payable in arrears, on the 18th day of each calendar month commencing on October 18, 2006. The note is secured by substantially all of our assets and is subject to an inter-creditor agreement with the senior secured note holders (see A above).

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

Significant components of the Company’s deferred income tax assets are as follows:

	September 30, 2006	December 31, 2005
	(Unaudited)
Deferred income tax asset:
Net operating loss carryforward	9,900,000	$6,800,000
Valuation allowance	(9,900,000)	(6,800,000)
Net deferred income tax asset	$—	$—

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

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. ” The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,093,561 the quarter ended September 30, 2006, as compared to $610,245 for the quarter ended September 30, 2005, an increase of approximately 79%. Of this increase, $171,000 was due to increased investor relations, insurance, legal and accounting costs attributable to becoming a publicly traded company with increased compliance obligations and investor relations needs. Approximately $109,000 of stock option compensation expense was recognized during the quarter . We expect these categories of expenses to increase in future quarters, based on anticipated growth of the Company; however, we do not believe that the percentage increase will be as great in future quarters.

NET LOSS. QPC had a net loss of $8,313,049 for the quarter ended September 30, 2006 as compared to a net loss of $1,968,448 for the quarter ended September 30, 2005. Of the total net less, $6,000,000 related to a license termination fee paid by promissory note. A non-cash expense of approximately $109,000 of option expense was recorded this quarter.

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

NET LOSS. QPC had a net loss of $15,958,945 for the nine months ended September 30, 2006 as compared to a net loss of $5,595,476 for the nine months ended September 30, 2005. Approximately $330,000 of the expenses in the nine months ended September 30, 2006 were one-time expenses attributed to the cost of the reverse merger transaction. $1,500,000 of expense relates to the issuance of stock for services to investor relations consultants. In addition, approximately $718,000 was included as expense associated with warrant issuance related to the related party note which was extended in January 2006 and repaid in April 2006. Approximately $183,000 of option expense was recorded this nine month period. In addition, the Company incurred a license termination fee of $6,000,000 to be paid by promissory note during the nine months ended September 30, 2006.

Liquidity and Capital Resources

QPC lost $15,958,945 during the nine months ended September 30, 2006 and has a cumulative deficit of $48,772,731 as of September 30, 2006. Our negative cash flow is currently in excess of $800,000 per month. We project the Company to have positive cash flow from operations no sooner than the last quarter of 2007. Our cash balance at September 30, 2006 is $4,294,927.

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

 RISKS OF THE BUSINESS

Because we are not profitable and expect to incur additional losses, we may require additional financing to sustain our operations and without it we may not be able to continue operations. At September 30, 2006, we had cash on hand of $4,294,927. Through September 30, 2006, our cumulative losses of approximately $48,772,731. We have never earned a profit and we anticipate that we will continue to incur losses for at least the next 12 to 18 months. We continue to operate on a negative cash flow basis. Our independent accountants have issued a going concern qualification in their report on our financial statements as of and for the period ending December 31, 2005. We believe that we will need to raise at least an additional $5,000,000 in financing in order to have sufficient financial resources to fund our operations for the next 12 months because we are running a cash flow deficit. We may need additional funds to continue our operations, and such additional funds may not be available when required.

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Description of Document
2.1	Share Exchange Agreement by and among Quintessence Photonics Corporation (“Target”), QPC Lasers, Inc., the shareholders of Target, and Julie Morin dated May 12, 2006 (1)
3.1	Articles of Incorporation of QPC Lasers, Inc. as filed with the State of Nevada, as amended. (1) (2)
3.2	Bylaws of QPC Lasers, Inc. (1)
4.1	Registration Rights Agreement (2)
4.2	Form of Investor Warrant (2)
4.3	Form of Bridge Lender Warrant (2)
4.4	Form of Brookstreet Warrant (2)
10.1	2001 Stock Option Plan (2)
10.2	2006 Stock Option Plan (2)
10.3	Bridge Loan Agreement (2)
10.4	Real Property Lease (3)
31.01	Chief Executive Officer ’ s Certification pursuant to Section 302 of the Sarbanes-OxleyAct of 2002 (4)
31.02	Chief Financial Officer ’ s Certification pursuant to Section 302 of the Sarbanes-OxleyAct of 2002 (4)
32.01	Chief Executive Officer ’ s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
32.02	Chief Financial Officer ’ s Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

(1)	Incorporated by reference from the Registrant’s Form 8-K dated May 12, 2006.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form SB-2, as amended.

(3)	Incorporated by reference from the Registrant’s Registration Quarterly Report on Form 10QSB for the period ended June 30, 2006.

(4)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 15, 2007	QPC Lasers, Inc.

/s/ George Lintz George Lintz
Chief Operating Officer, Chief Financial Officer

/s/ Jeffrey Ungar Chief Executive Officer