Form 10KSB/A
period 2006-12-31
QPC Lasers
filed 2007-07-25
CIK 1310753

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

Transitional Small Business Disclosure Format (Check one): Yes  ☐; No  ☒

Explanatory Note

OVERVIEW. This Amendment on Form 10-KSB/A (the “Form 10-KSB/A”) to our Annual Report on Form 10-KSB for the year ended December 31, 2006, initially filed with the Securities and Exchange Commission (“SEC”) on March 20, 2007 (the “Original Filing”), is being filed to include disclosure relating to the restatements of the interim periods of June 30, 2006 and September 30, 2006, the restatement of the financial statements for the year ended December 31, 2005, and expanded disclosure relating to our internal controls and procedures.

The information contained in this Form 10-KSB/A, including the financial statements and notes thereto, amends Items 6, 7, 8, and 8A of our Original Filing, in each case to reflect only the adjustments described herein, and no other information in our Original Filing is amended hereby.  Except for the foregoing amended information, the Original Filing, as amended, continues to describe conditions as of March 20, 2007, the date of the Original Filing, and does not reflect events occurring after March 20, 2007, or modify or update those disclosures that may have been affected by subsequent events.

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

Product Offerings

We are launching our products in three distinct phases. Our Generation I offerings, released in 2004, are currently available to the pumping, industrial, defense and medical markets. They were designed to establish market presence and generate immediate revenues by offering advantages in terms of cost, reliability, efficiency and power brightness. Generation I products include single emitters, mounted and unmounted bars covering wavelengths from 800 nanometers (nm) to 1,500nm and power levels ranging from 2.5 watts (single stripe) to 50 watts (25 element array). These products have been sold to more than 25 customers including defense contractors, industrial laser system manufacturers, and medical laser manufacturers.  Repeat and/or production quantity orders have been received from several customers .

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

We believe that our surface emitting array technology is a significant achievement in low cost laser manufacturing because it enables a complete two-dimensional high power array to be produced on a single wafer and be packaged on a single cooler . By contrast, conventional laser array technologies generally require individual manufacture, assembly and testing of each row of an array. Our surface emitting technology, which was developed with funding from the U.S. Navy represents a decrease in the number of coolers required. This technology also facilitates an improvement in reliability, because it eliminates the need for “micro-channel” coolers that are a leading cause of laser burnout.

We have developed high power lasers with on-chip, monolithic wavelength control . These lasers are used for pumping solid-state lasers as well as other applications, and have what we believe are advantages over conventional lasers including efficient absorption by the solid-state crystal, and lower temperature sensitivity of wavelength.

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

FORWARD LOOKING STATEMENTS

This Annual Report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “ should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Factors That May Affect Future Performance” below, as well as   our financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report and our other filings with the Commission. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors , including but not limited to those set forth under “Factors That May Affect Future Performance” and elsewhere in this Annual Report on Form 10-KSB . Except as required by law or regulation, we assume no obligation to update any forward-looking statements.

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

Restatement of Prior Periods - June 30, 2006

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

The accompanying financial statements for the three and six months ended June 30, 2006 have been restated to reflect the changes described above. The impact of these adjustments are summarized below:

Changes to Statement of Operations:

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Net Loss
Net Loss as previously reported	$(3,127,904)	$(6,258,306)
Additional investor relations expense for the issuance of stock for services	(1,125,000)	(1,125,000)
Additional interest expense as a result of warrant modification	(132,395)	(262,589)
Net Loss as restated	$(4,385,299)	$(7,645,895)
Loss per share
Loss per share as previously reported	$(0.10)	$(0.20)
Recognition of adjustments	(0.04)	(0.05)
Loss per share as restated	$(0.14)	$(0.25)

Changes to Balance Sheet:
	June 30, 2006 Previously Reported	Adjustments		June 30, 2006 As Restated
Current Liabilities	$2,382,330	$(481,411)	(A)	$1,900,919
Long term debt less current portion	1,104,800	—		1,104,800
Total Liabilities	3,487,130	(481,411)		3,005,719
Stockholders’ Equity
Common stock	37,311	—		37,311
Additional paid in capital	47,613,729	744,000	(B)	48,357,729
Unearned compensation	(1,125,000)	1,125,000	(C)	—
Accumulated deficit	(39,072,092)	(1,387,589	)(D)	(40,459,681)
Total Stockholders’ Equity	7,453,948	481,411		7,935,359
Total liabilities & stockholders’ equity	$10,941,078	$—		$10,941,078

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

(D)
Represents $1,125,000 additional General and Administrative expense for the issuance of common stock for services and $262,589 of additional interest expense as a result of amortization of the additional loan discount for the modification of warrants

The net loss, issuance of common stock for services, and warrant modification line items in the consolidated statements of cash flows for the six months ended June 30, 2006 have been adjusted to reflect the restatements; however, cash flows from operating, investing and financing activities were not affected by the restatement.

Restatement of Prior Periods - September 30, 2006

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

Embedded Derivatives

We initially classified the value of the conversion features and warrants to purchase common stock related to the issuance of our subordinated secured convertible notes payable in the equity section of the balance sheet. In September 2006, we analyzed these instruments and determined they should be treated as derivative liabilities subject to FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” In filing our Amendment No. 2 to a registration statement on Form SB-2 which was subsequently withdrawn, we restated our previous December 31, 2005 financial statements and accounted for these instruments as derivatives and recorded changes in the fair value of these instruments in the consolidated statement of operations as “gain (loss) on change in fair value of embedded derivatives.”

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

The accompanying financial statements for the nine months ended September 30, 2006 have been restated to effect the changes described above. The impact of these adjustments are summarized below:

Changes to Statement of Operations:

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Net Loss
As previously reported	$(9,038,663)	$(5,809,509)
Remove gain on embedded derivative	(788,000)	(12,000)
Additional interest expense as a result of warrant modification	(393,882)	—
Remove additional offering expense associated with embedded derivative	—	188,000
Lower amortization of loan discount	261,600	38,033
License Termination Fee	(6,000,000)	—
As restated	$(15,958,945)	$(5,595,476)
Loss per share
As previously reported	$(0.31)	$(0.47)
Recognition of adjustments	(0.24)	0.02
As restated	$(0.55)	$(0.45)

Changes to Balance Sheet:

	September 30, 2006 Previously Reported	Adjustments		September 30, 2006 As Restated
Current Liabilities	$2,751,611	$(1,041,429	)(A)	$1,710,182
Long term debt less current portion	6,160,564	553,356	(B)	6,713,920
Total Liabilities	8,912,175	(488,073)		8,424,102
Stockholders’ Equity
Common stock	38,559	—		38,559
Additional paid in capital	43,146,254	6,977,600	(C)	50,123,854
Accumulated deficit	(42,283,204)	(6,489,527	)(D)	(48,772,731)
Total Stockholders’ Equity	901,609	488,073		1,389,682
Total liabilities & stockholders’ equity	$9,813,784	$—		$9,813,784

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

Consultant Shares

In addition to the adjustments presented above, the year-to-date totals reflect the adjustment discussed above with respect to consultant shares. This non-cash expense is included within our General and Administrative expenses for the nine months ended September 30, 2006.

Restatement of Prior Periods - Year Ended December 31, 2005

The Company restated its financial statements for the year ended December 31, 2005.  In addition, certain disclosures in the notes to the consolidated financial statements have been revised to reflect the restatement adjustments. We concluded that it was necessary to restate our financial results for the year ended December 31, 2005 to include the loss attributable to common stockholders as a result of the preferred stock dividend that occurred in 2005. In October 2005, our Board authorized the issuance of one share of common stock for each outstanding share of preferred stock held by a preferred stockholder who granted a proxy to management in connection with a proposed reorganization of the Company. As originally filed in a registration statement which was subsequently withdrawn, our financial statements for the year ended December 31, 2005 did not reflect any charge for this stock issuance. Upon further review of the guidance provided in EITF topics D-42 and D-82, we determined that the fair value of the stock issued to preferred shareholders should be accounted for as a stock dividend. The fair value of $10,823,028 was determined based on the offering price of $1.25 per share in certain private placements which occurred in early 2006. The effect of this change to our Statement of Operations is reflected below.

Changes to Statement of Operations:

For the year ended December 31, 2005
Net Loss
Net Loss as previously reported	$(7,777,858)
Preferred stock dividend	(10,823,028)
Net Loss as restated	$(18,600,886)
Loss per share
Loss per share as previously reported	$(0.63)
Recognition of adjustments	(0.86)
Loss per share as restated	$(1.49)

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

Bagell’s report on the financial statements for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles, except that in the Pre-Effective Amendment to Form SB-2 filed on May 31, 2005, the Registration Statement on Form SB-2 filed on December 23, 2004, Amendment No. 1 to Form SB-2 filed on June 7, 2005, Amendment No. 2 to Form SB-2 filed on June 7, 2005 and Report of Independent Registered Public Accounting Firm section of the our annual report on Form 10-KSB for the fiscal year ended December 31, 2005, Bagell modified their opinions on the financial statements by indicating that their opinion on the financial statements were prepared assuming we continue as a going concern. Bagell indicated that since we had just begun operations, were currently developing our business, had sustained operating losses and were looking to raise capital over the next year to assist in funding our operations, substantial doubt was raised about our ability to continue as a going concern. During the two most recent fiscal years and through the date of this Annual Report on Form 10-KSB, (1) we had no disagreements with Bagell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, and (2) there has been no disagreement or event as described in Item 304(a)(1)(iv) of Regulation S-B. As there has not been any disagreement or event as described in Item 304(a)(1)(iv) of Regulation S-B, during the fiscal year in which the change in accountants took place and during the later fiscal year, there have not been any transactions or events similar to those involved in such disagreement or event; and there were no transactions or events that were material and needed to be accounted for or disclosed in a manner different from that which the former accountants apparently would have concluded was required.

On October 23, 2006, our audit committee confirmed the engagement of Weinberg & Company, P.A. (“Weinberg”) as our new independent registered public accounting firm. Prior to such confirmation, Weinberg reviewed our consolidated financial statements for the period ended June 30, 2006. Weinberg audited our consolidated balance sheet as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2006, 2005 and 2004. Weinberg expressed that in their opinion, the consolidated financial statements present fairly, in all material respects, our consolidated financial position as of December 31, 2006 and December 31, 2005 and the consolidated results of our operations and our cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. However, Weinberg modified their opinions on the financial statement by indicating that their opinion on the consolidated financial statements was prepared assuming we continue as a going concern. Weinberg indicated that we incurred a net loss of $18,692,607 and used $8,219,053 of cash in operations for the year ended December 31, 2006 and had a stockholders’ deficiency of $1,231,330 as of December 31, 2006 and incurred a net loss of $7,777,858 and used $6,440,414 of cash in operations for the year ended December 31, 2005 and had a working capital deficiency of $1,635,421 as of December 31, 2005, which raises substantial doubt about our ability to continue as a going concern.

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

In our quarterly reports for the periods ended June 30, 2006 and September 30, 2006, we indicated that we believed that there was a material weakness in the procedures for the accounting and recording of equity and derivative transactions in the financial statements. This weakness consisted of a lack of experienced personnel in the Company’s financial reporting function to analyze under applicable accounting rules the proper reporting for certain complex equity and derivatives transactions. During the quarter ended December 31, 2006 the Company hired a VP of Finance and Accounting with public accounting experience. The Company also engaged the services of a consultant with significant experience in complex equity and derivatives transactions. Management monitored and reviewed the operation of the financial reporting process following the addition of these personnel and concluded that the previously existing material weakness had been adequately remediated.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 25, 2007.

QPC Lasers, Inc.

By:	/s/ George Lintz
George Lintz Title: Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1933, this report has been signed by the following persons in the capacities and on the dates stated:

Name	Title	Date

/s/ Jeffrey Ungar	Chief Executive Officer and Director	July 25, 2007
Jeffrey Ungar	(Principal Executive Officer)

/s/ George Lintz	Chief Financial Officer and Director	July 25, 2007
George Lintz	(Principal Financial and Accounting Officer)

/s/ Israel Ury	Director	July 25, 2007
Israel Ury

/s/ Robert Adams	Director	July 25, 2007
Robert Adams

/s/ Merrill A. McPeak	Director	July 25, 2007
Merrill A. McPeak

/s/ Blima Tuller	Vice President of Finance	July 25, 2007
Blima Tuller	(Principal Accounting Officer)

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

As discussed in Note 14 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2005 and the interim periods ended June 30, 2006 and September 30, 2006.

/s/ Weinberg and Company, P.A
Weinberg and Company, P.A

March 6, 2007, except for Note 14 which is July 23, 2007
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
		(As Restated)
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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 13 SUBSEQUENT EVENTS

On February 8, 2007, the Company completed a financing transaction with Boston Financial and Equity Corporation, a financing company, which was structured as sale and leaseback of certain manufacturing equipment that had been purchased by the Company between July and December 2006 for $500,000. The gross amount of the loan was $500,000, and the Company paid a security deposit of $125,000 and first and last month's lease payment of $43,980. Monthly lease payments including interest at 35% per annum are $21,990 through July 2009 and $4,850 through January 2012.

NOTE 14 RESTATEMENT OF PRIOR PERIODS

Restatement of Prior Periods – June 30, 2006

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

The accompanying financial statements for the three and six months ended June 30, 2006 have been restated to reflect the changes described above. The impact of these adjustments are summarized below:

Changes to Statement of Operations:

	For the three months ended	For the six months ended
	June 30, 2006	June 30, 2006
Net Loss
Net Loss as previously reported	$(3,127,904)	$(6,258,306)
Additional investor relations expense for the issuance of stock for services	(1,125,000)	(1,125,000)
Additional interest expense as a result of warrant modification	(132,395)	(262,589)
Net Loss as restated	$(4,385,299)	$(7,645,895)
Loss per share
Loss per share as previously reported	$(0.10)	$(0.20)
Recognition of adjustments	(0.04)	(0.05)
Loss per share as restated	$(0.14)	$(0.25)

NOTE 14 RESTATEMENT OF PRIOR PERIODS - CONTINUED

Changes to Balance Sheet:

	June 30, 2006 Previously Reported	Adjustments		June 30, 2006 As Restated
Current Liabilities	$2,382,330	$(481,411	)(A)	$1,900,919
Long term debt less current portion	1,104,800	—		1,104,800
Total Liabilities	3,487,130	(481,411)		3,005,719
Stockholders’ Equity
Common stock	37,311	—		37,311
Additional paid in capital	47,613,729	744,000	(B)	48,357,729
Unearned compensation	(1,125,000)	1,125,000	(C)	—
Accumulated deficit	(39,072,092)	(1,387,589	)(D)	(40,459,681)
Total Stockholders’ Equity	7,453,948	481,411		7,935,359
Total liabilities & stockholders’ equity	$10,941,078	$—		$10,941,078

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

(D)
Represents $1,125,000 additional General and Administrative expense for the issuance of common stock for services and $262,589 of additional interest expense as a result of amortization of the additional loan discount for the modification of warrants

The net loss, issuance of common stock for services, and warrant modification line items in the consolidated statements of cash flows for the six months ended June 30, 2006 have been adjusted to reflect the restatements; however, cash flows from operating, investing and financing activities were not affected by the restatement.

Restatement of Prior Periods – September 30, 2006

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

Embedded Derivatives

We initially classified the value of the conversion features and warrants to purchase common stock related to the issuance of our subordinated secured convertible notes payable in the equity section of the balance sheet. In September 2006, we analyzed these instruments and determined they should be treated as derivative liabilities subject to FAS 133, “Accounting for Derivative Instruments and Hedging Activities.” In filing our Amendment No. 2 to a registration statement on Form SB-2 which was subsequently withdrawn, we restated our previous December 31, 2005 financial statements and accounted for these instruments as derivatives and recorded changes in the fair value of these instruments in the consolidated statement of operations as “gain (loss) on change in fair value of embedded derivatives.”

NOTE 14 RESTATEMENT OF PRIOR PERIODS - CONTINUED

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

NOTE 14 RESTATEMENT OF PRIOR PERIODS - CONTINUED

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

Consultant Shares

In addition to the adjustments presented above, the year-to-date totals reflect the adjustment discussed above with respect to consultant shares. This non-cash expense is included within our General and Administrative expenses for the nine months ended September 30, 2006.

Restatement of Prior Periods – Year Ended December 31, 2005

The Company restated its financial statements for the year ended December 31, 2005.  In addition, certain disclosures in the notes to the consolidated financial statements have been revised to reflect the restatement adjustments. We concluded that it was necessary to restate our financial results for the year ended December 31, 2005 to include the loss attributable to common stockholders as a result of the preferred stock dividend that occurred in 2005. In October 2005, our Board authorized the issuance of one share of common stock for each outstanding share of preferred stock held by a preferred stockholder who granted a proxy to management in connection with a proposed reorganization of the Company. As originally filed in a registration statement which was subsequently withdrawn, our financial statements for the year ended December 31, 2005 did not reflect any charge for this stock issuance. Upon further review of the guidance provided in EITF topics D-42 and D-82, we determined that the fair value of the stock issued to preferred shareholders should be accounted for as a stock dividend. The fair value of $10,823,028 was determined based on the offering price of $1.25 per share in certain private placements which occurred in early 2006. The effect of this change to our Statement of Operations is reflected below.

NOTE 14 RESTATEMENT OF PRIOR PERIODS - CONTINUED

Changes to Statement of Operations:

For the year ended
December 31, 2005
Net Loss
Net Loss as previously reported	$(7,777,858)
Preferred stock dividend	(10,823,028)
Net Loss as restated	$(18,600,886)
Loss per share
Loss per share as previously reported	$(0.63)
Recognition of adjustments	(0.86)
Loss per share as restated	$(1.49)