Form 10QSB
period 2007-06-30
QPC Lasers
filed 2007-08-14
CIK 1310753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission file number: 000-28153

QPC Lasers, Inc.
(Exact name of registrant as specified in its charter)

Nevada

(State of incorporation)

20-1568015

(I.R.S. Employer Identification No.)

15632 Roxford Street, Sylmar, CA. 91342

(Address of principal executive offices) (Zip Code)

(818) 986-0000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐Yes ☒ No

There were 38,659,283 shares of the registrant's common stock outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format (Check one): ☐Yes ☒No

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

QPC LASERS, INC. and Subsidiary

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS

CURRENT ASSETS
Cash	$10,655,973	$1,429,077
Accounts receivable, commercial customers, net of allowance for doubtful accounts and returns and discounts of $3,735 as of June 30, 2007 and $19,810 as of December 31, 2006	933,628	667,908
Accounts receivable, government contracts	221,674	383,935
Other receivables	351,640	-
Unbilled revenue	852,125	42,692
Inventory	554,550	550,655
Prepaid expenses and other current assets	195,420	272,418

Total current assets	13,765,010	3,346,685

Property and equipment, net of accumulated depreciation of $5,707,072 as of June 30, 2007 and $5,276,320 as of December 31, 2006	3,594,246	3,961,796
Capitalized loan fees, net	-	38,039
Other assets	235,498	88,780

TOTAL ASSETS	$17,594,754	$7,435,300

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,329,770	$1,234,004
Embedded derivative liability	13,050,624	-
Current portion of long-term debt	639,700	1,034,437
Total current liabilities	15,020,094	2,268,441
Long-term debt, less current portion	7,081,866	6,398,189

Total liabilities	22,101,960	8,666,630

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, 38,659,283 shares issued and outstanding	38,659	38,559
Additional paid-in capital	50,610,007	50,236,504
Accumulated deficit	(55,155,872)	(51,506,393)

Total stockholders’ deficiency	(4,507,206)	(1,231,330)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$17,594,754	$7,435,300

See accompanying notes to condensed consolidated financial statements.

QPC LASERS, INC. and Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

REVENUE	$1,823,005	$577,346	$2,929,584	$842,910
COST OF SALES	960,162	495,022	1,815,943	774,748

GROSS PROFIT	862,843	82,324	1,113,641	68,162

OPERATING EXPENSES
Research and development	1,060,761	1,134,986	2,073,560	2,258,778
General and administrative	1,407,889	2,498,459	2,624,413	3,577,304
Total operating expenses	2,468,650	3,633,445	4,697,973	5,836,082

LOSS FROM OPERATIONS	(1,605,807)	(3,551,121)	(3,584,332)	(5,767,920)

Interest income	46,223	6,463	47,977	6,473
Interest expense	(2,012,187)	(550,382)	(2,480,586)	(1,610,359)
Merger expense	-	(336,322)	-	(336,322)
Private placement expense	(17,740,180)	-	(17,740,180)	-
Change in fair value of derivative liability	20,054,927	28,626	20,054,927	28,626
Other income	20,751	17,437	52,715	33,607

NET LOSS	$(1,236,273)	$(4,385,299)	$(3,649,479)	$(7,645,895)

LOSS PER SHARE — Basic and Diluted	$(0.03)	$(0.14)	$(0.09)	$(0.25)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - basic and diluted	38,609,283	31,459,137	38,584,283	31,156,221

See accompanying notes to condensed consolidated financial statements.

QPC LASERS. Inc. and Subsidiary

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the six months ended June 30, 2007 (unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, January 1, 2007	38,559,283	$38,559	$50,236,504	$(51,506,393)	$(1,231,330)
Fair value of vested stock options	-	-	215,758	-	215,758
Fair value of common stock issued to private placement agents	100,000	100	134,900	-	135,000
Fair value of modification of warrants			22,845		22,845
Net loss for the six months ended June 30, 2007	-	-	-	(3,649,479)	(3,649,479)
Balance, June 30, 2007	38,659,283	$38,659	$50,610,007	$(55,155,872)	$(4,507,206)

See accompanying notes to condensed consolidated financial statements.

QPC LASERS, INC. And Subsidiary

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,649,479)	$(7,645,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	430,789	600,688
Compensation cost of vested options	215,758	74,395
Private Placement Costs	1,148,160	-
Amortization of loan discount	1,757,320	637,242
Amortization of Capitalized Loan Fees	38,039	72,822
Shares of common stock issued for services	135,000	1,500,000
Change in fair value of embedded derivative liability	(20,054,927)	(28,626)
Fair value of warrants issued for services and private placement costs	16,427,020	777,598
Fair value of modification of warrants	22,845	-
Changes in operating assets and liabilities:
Accounts receivable	(455,099)	(116,776)
Inventory	(3,895)	39,453
Unbilled revenue	(809,433)	(104,312)
Other assets	(146,718)	40,635
Prepaid expenses	76,998	43,776
Accounts payable and other current liabilities	95,766	20,469

Net cash used in operating activities	(4,771,856)	(4,088,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(63,240)	(78,721)
Net cash used in investing activities	(63,240)	(78,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	-	11,000
Proceeds from borrowing, net of offering costs	14,425,740	-
Principal payments on debt	(363,748)	(1,059,891)
Proceeds from unit sales allocated to embedded derivatives	-	211,835
Proceeds from sale of common stock	-	10,737,706

Net cash provided by financing activities	14,061,992	9,900,650

	9,226,896	5,733,398
NET INCREASE IN CASH
CASH — Beginning of period	1,429,077	69,440

CASH — End of period	$10,655,973	$5,802,838

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$676,572	$196,012

Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the six months ended June 30, 2007, the Company issued 100,000 shares of common stock valued at $135,000 as private placement fees.

During the six months ended June 30, 2007 the Company issued warrants to purchase 29,256,318 shares of common stock valued at $33,105,551 to investors, placement agents and advisors.

See accompanying notes to condensed consolidated financial statements.

 QPC LASERS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of QPC Lasers, Inc. (the Company) have been prepared, without audit, in accordance with U.S. generally accepted accounting principles for interim financial reporting.  Accordingly, the condensed consolidated financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, such interim financial statements contain all adjustments (consisting of normal recurring items) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for any interim period are not necessarily indicative of results that may be reported for the full fiscal year.

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

Effective May 1, 2006, Planning Force Inc., changed its name to QPC Lasers, Inc. On May 12, 2006 QPC Lasers, Inc. (QPC) executed a Share Exchange Agreement by and among Julie Moran, its majority shareholder, and Quintessence Photonics Corporation (Quintessence) and substantially all of its shareholders. Under the agreement QPC issued one share of its common stock to the Quintessence shareholders in exchange for each share of QPC common stock (QPC Shares). Upon closing, Quintessence Shares represented at least 87% of QPC’s common stock. Therefore, a change in control occurred and Quintessence also became a wholly owned subsidiary of QPC. Accordingly, the transaction is accounted for as a reverse merger (recapitalization) in the accompanying condensed consolidated financial statements with Quintessence deemed to be the accounting acquirer and QPC is deemed to be the legal acquirer. As such the condensed consolidated financial statements herein reflect the historical activity of Quintessence since its inception, and the historical stockholders’ equity of Quintessence has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to paid in capital.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $18,692,607 and utilized cash of $8,219,053 in operating activities during the year ended December 31, 2006, and had working capital of $1,078,244 at December 31, 2006. During the six months ended June 30, 2007, the Company had a net loss of $3,649,479 and utilized cash of $4,771,856 in operating activities. At June 30, 2007 the Company had a stockholders’ deficiency of $4,507,206. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Effective April 16, 2007 and May 29, 2007, we entered into securities purchase agreements with certain investors, pursuant to which the Company issued the Investors secured convertible debentures in the aggregate principal amount of $18,530,646 at an original issue discount of 10% for an aggregate consideration of $16,678,531.

The net cash proceeds to us from the April 2007 Debenture Offering and May 2007 Debenture Offering was approximately $13,900,000 net of closing costs and private placement fees. Our negative cash flow in recent months has been approximately $800,000 a month. Accordingly, we currently expect such funds will be sufficient to meet our cash requirements until late 2008. However, our expectations may prove incorrect and we may need to raise additional funds. Moreover, if we do not generate positive cash flow from operations and we expend our current cash resources to meet our ongoing requirements, then we will not have sufficient cash to meet our debt obligations that mature in 2009. Those obligations are in excess of $25 million, and even if all of the Secured Debentures are converted our payment obligation on our outstanding debt in 2009 will be nearly $6 million.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impairment of Long-Lived Assets

Management regularly reviews property, equipment and other long-lived assets for possible impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. This review occurs quarterly, or more frequently, if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment , then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2006 or June 30, 2007. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2006, there was no deferred revenue and approximately $42,692 of unbilled receivables related to these government contracts. At June 30, 2007 there was no deferred revenue and $852,125 of unbilled receivables related to these government contracts.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of June 30, 2007, management has concluded that neither a reserve for product returns nor a warranty liability is required.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

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

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At June 30, 2007 and 2006, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 41,698,449 and 11,266,429 shares, respectively. Since we reported a net loss for the three and six months ended June 30, 2007 and 2006, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. These derivatives, including embedded derivatives in the debentures issued in April and May 2007, are separately valued and accounted for on our balance sheet, and revalued at each reporting period. The net change in the value of embedded derivative liability is recorded as change in fair value of derivative liability in the consolidated statement of operations, included in other income.

Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which establishes a formal framework for measuring fair value under GAAP. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 3 - INVENTORY

Inventory consists of the following:

	June 30, 2007 (Unaudited)	December 31, 2006
Raw materials	$519,670	$552,521
Work in process	36,503	12,177
Reserve for slow moving and obsolescence	(1,623)	(14,043)

	$554,550	$550,655

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2007 (Unaudited)	December 31, 2006	Useful Lives
Computer software	$66,932	$66,932	3 years
Furniture and fixtures	123,222	121,558	6 years
Computer equipment	154,316	146,000	3 years
Office equipment	69,362	69,362	6 years
Lab and manufacturing equipment	5,014,407	4,964,608	6 years
Leasehold improvements	3,873,079	3,869,656	14 years
	9,301,318	9,238,116
Less accumulated depreciation and amortization	(5,707,072)	(5,276,320)

Property and equipment, net	$3,594,246	$3,961,796

Depreciation and amortization expense related to property and equipment amounted to $430,789 and $600,688, respectively for the six months ended June 30, 2007 and 2006.

NOTE 5 - NOTES PAYABLE

As of December 31, 2006, notes payable consist of the following:

	Loan Balance	Loan Discount	Current Portion	Non-current Portion
Senior Secured Notes (a)	$729,518	$(367,923)	$361,595	$--
Subordinated Secured Convertible Notes (b)	1,280,000	(136,267)	363,800	779,933
Finisar Secured Note (c)	5,927,298	--	309,042	5,618,256
	$7,936,816	$(504,190)	$1,034,437	$6,398,189

As of June 30, 2007 notes payable consist of the following (Unaudited):

	Loan Balance	Loan discount	Current portion	Noncurrent Portion
Senior Secured Notes (a)	$--	$--	$--	$--
Subordinated Secured Convertible Notes (b)	230,000	(17,490)	188,508	24,002
Finisar Secured Note (c)	5,776,514	--	324,357	5,452,157
Secured Equipment Financing (d)	461,923	--	126,835	335,088
April Secured Debentures (e)	7,976,146	(7,145,298)	--	830,848
May Secured Debentures (f)	10,554,500	(10,114,729)	--	439,771
	$24,999,083	$(17,277,517)	$639,700	$7,081,866

(a)	Senior Secured Notes Payable

During 2004, the Company issued $3,250,000 of notes payable to Investors. The term of the notes are 24 months, bearing interest at 10% per annum, with no principal and interest payments required for the initial 3 months. The remaining 21 months required principal and interest payments sufficient to pay the loan in full at the end of 24 months. The notes are secured by all of the assets of the Company, including its intellectual property. The note holders received one warrant for every $1.33 of principal, with each warrant being exerciseable into one share of common stock at $3.75 per share. The warrants are immediately vested and have a six year term. The Company determined there was no accounting value to be assigned to the warrants at the date of issuance, based a calculation using an option pricing model. In January 2006, we adjusted the exercise price of 2,325,000 of these warrants to $1.25. The Company recorded the difference in the value of the warrants immediately prior to the modification and the value of the warrants following modification of $744,000 as additional loan discount to be amortized over the remaining life of the loan. Interest expense includes $218,824 related to the amortization of this discount during the six months ended June 30, 2007. Of the total notes above, $2,500,000 was subscribed to by a limited partnership of which an officer of the Company is an owner, of which there was no outstanding balance as of June 30, 2007.

NOTE 5 - NOTES PAYABLE  (CONTINUED)

In addition, warrants to purchase 840,000 shares of common stock were issued to the five note holders who elected to defer principal payments on their loans. The warrants were valued at $0.71 a warrant or $596,400, using an option pricing model and were reflected as a loan discount amount, which is netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 4.66 years, expected volatility, 70%, no expected dividends. The loan discount fee is being amortized over the remaining life of the loan. Interest expense includes $149,100 and $178,920 related to the amortization of this discount during the six months ended June 30, 2007 and June 30, 2006 respectively. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 24.4%.

During 2005, five of the seven note holders agreed to modify the terms of their notes. The modifications include deferring principal payments from April 2005 to March 2006, thereafter principal payments are due until the notes are fully paid in May 2007. During April 2007, four of the note holders converted the remaining principal balance of their notes into the April 2007 Debentures (see (e) below), and the remaining balance was paid off. The total amount of principal converted into the April 2007 debentures was $554,631. As of June 30, 2007, there is no balance due on the Senior Secured Notes Payable.

(b)	Subordinated Secured Convertible Notes Payable

During 2005, the Company issued $1,280,000 of subordinated, secured notes to nine note holders. The terms of the notes include interest only payments for 24 months, thereafter the loans will be paid in full over the next twelve months. The loans are secured by all the assets of the Company but take a secondary position to the Senior Secured Notes. The interest rate on the loans is 10% per annum. The loans, at the option of the note holder, may be extended an additional three years, with the same terms as the original three year period. If the note holders elect to extend the loan, they will receive additional warrants to purchase 26,666 shares of the Company’s common stock for every $100,000 loaned to the Company. The conversion feature which is in effect during the time the loan is outstanding, allows the note holder to convert outstanding principal and interest into common stock at a conversion price of $3.75. The conversion price is subject to downward revision upon the occurrence of certain stock offerings. The downward revision is subject to a floor of $0.90 and allows the note holder to convert at the price of the most recent stock offering. The conversion price was reduced to $1.25 in December 2005, and reduced to $1.05 in April 2007. During April 2007, six of the note holders converted the remaining principal balance of their notes into the April 2007 Debentures (see (e) below).

The Company issued warrants to purchase 320,000 shares of the Company’s common stock in connection with this debt offering during 2005. The warrants were valued at $0.73 a warrant or $233,600, using an option pricing model and are reflected as a loan discount amount, which has been netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 5 years, expected volatility, 70%, no expected dividends. The loan discount fee is being amortized over the life of the loan. Interest expense includes $166,636 and $38,934 relating to the amortization of this discount during the six months ending June 30, 2007 and June 30, 2006. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 22%.

In April 2007, the exercise price of the warrants was reduced to $1.05 per the terms of the warrants as a result of the April 2007 Debenture offering. As a result of the $0.20 warrant exercise price reduction provided to the note holders, the Company recorded a charge to operations during the three months ended June 30, 2007 for the aggregate fair value of such exercise price reductions of $22,845 relating to the warrants held by the Subordinated Secured Convertible Notes Payable holders in April 2007.  This amount was calculated by determining the difference between the fair value of the warrants held by the subordinated notes payable note holders, based on a comparison of updated Black-Scholes calculations using the original $1.25 exercise price and the reduced $1.05 exercise price.  The Company utilized revised Black-Scholes input metrics to reflect updated changes, in particular to estimated life and volatility.  The result was that the Black-Scholes value of these warrants was $0.67, based on the original $1.25 exercise price, as compared to a Black-Scholes value of $0.74, based on the reduced exercise price of $1.05.  This charge to operations was presented as reduction in exercise price of warrants and was included in other income (expense) in the statement of operations.

NOTE 5 - NOTES PAYABLE  (CONTINUED)

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

During the year ended December 31, 2006, an agreement between Finisar and QPC to terminate the License Agreement dated September 18, 2003 became effective. In consideration of the termination of the license, the Company issued Finisar a $6 million promissory note. Payment terms of the note require that $1,000,000 of the principal, together with interest thereon payable at the rate of 9.7% per annum, be paid in thirty-six monthly installments, commencing on October 18, 2006. The remaining $5,000,000 of the principal shall be paid in full on September 18, 2009 and accrues interest at the rate of 9.7% per annum payable in arrears, on the 18th day of each calendar month commencing on October 18, 2006. The note is secured by substantially all of our assets and is subject to an inter-creditor agreement with the senior secured note holders (see paragraph (a) above).

(d)	Secured Equipment Financing

On February 8, 2007, the Company completed a secured equipment lease financing transaction with a financing company. The Company sold and leased back certain manufacturing equipment that had been purchased by the Company between July and December 2006. The gross amount of the loan was $500,000. Repayments under the loan require a monthly payment of $21,990 for the first 30 months, $4,850 for the next 30 months, and then an option to extend for an additional 60 months for $2,800 per month. Additionally, at the end of the end of the first 60 payments, the Company has the option of acquiring the equipment at the greater of 20% of the original cost ($100,000) or fair market value at the time.

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

(e)	April Secured Debentures

Between April 16 and April 19, 2007, the Company entered into securities purchase agreements with certain investors, pursuant to which the Company issued the investors secured convertible debentures (the “April Secured Debentures”) in the aggregate principal amount of $7,976,146 at an original issue discount of 10%. The April Secured Debentures have a term of 2 years and pay interest at the rate of 10% per annum, and are secured by all of our shares in Quintessence Photonics Corporation, the operating subsidiary which owns all of our operating assets. The April Secured Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments. The initial fair value of this conversion feature was approximately $4,738,682 using a complex Binomial Lattice pricing model using the assumptions provided below.

NOTE 5 - NOTES PAYABLE  (CONTINUED)

The purchase price consisted of (i) $ 5,013,900 in cash, (ii) conversion of outstanding notes in the aggregate principal amount of $1,604,631 which were exchanged for debentures, (iii) promissory notes for the aggregate principal sum of $100,000 payable to the Company, that are due in 30 days and (iv) promissory notes for the aggregate principal sum of $460,000 payable to the Company, that are due in 45 days. The Company paid the following fees (including fees for advisors, placement agents and finders) in connection with the financing: (i) $404,068 in cash, (ii) warrants to purchase up to 212,796 shares of common stock valued at $188,750, and (iii) 100,000 shares of common stock valued at $135,000.

At June 30, 2007, $350,000 of such funds have not yet been collected by the company and have been reflected in other receivables in the accompanying balance sheet as of June 30, 2007.

In connection with the April 2007 Debenture Offering, we granted warrants to purchase 11,394,494 shares of common stock to certain investors and warrants to purchase 212,796 shares of common stock to the dealers in that offering. The above warrants have an initial exercise price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments, and expire five years from the date of issuance. The aggregate purchase price for the April Secured Debentures and the warrants issued in connection with the April 2007 Debenture Offering was $ 7,178,531. The initial fair value of the investor warrants was estimated at approximately $10,112,590 using a complex Binomial Lattice pricing model suitable to value path dependent American options. The significant assumptions used in the model are as follows: (1) dividend yield of 0%; (2) expected volatility of 63%, (3) risk-free interest rate of 4.64%, and (4) expected life of 5 years, and (5) the probability of the occurrence of certain factors impacting the future fair value due to possible adjustment.

The aggregate fair value of the conversion feature and the investor warrants was $14,851,272 on the date of issuance. The value of the compound embedded derivative up to the $7,178,531 carrying amount of the loan is reflected as a loan discount which has been netted against principal balance, to be amortized over the term of the loan. Interest expense includes $830,849 related to the amortization of this discount during the six months ended June 30, 2007. The excess $7,672,741 fair value of the embedded derivative was charged to private placement costs during the three months ended June 30, 2007.

See Note 6 for a description of the compound embedded derivative.

(f)	May Secured Debentures

On May 22, 2007, the Company entered into securities purchase agreements with certain investors (the “May Investors”), pursuant to which the Company issued the May Investors secured convertible debentures (the “May Secured Debentures” and collectively with the April Secured Debentures, the “Secured Debentures”) in the aggregate principal amount of $10,554,500 at an original issue discount of 10%. The May Secured Debentures have a term of 2 years and pay interest at the rate of 10% per annum, and are secured by all of our shares in Quintessence Photonics Corporation, the operating subsidiary which owns all of our operating assets. The May Secured Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments. The initial fair value of this beneficial conversion feature was approximately $4,974,818 using a complex Binomial Lattice pricing model using the assumptions provided below. The Company paid the following fees (including fees for advisors, placement agents and finders) in connection with the May 2007 Debenture Offering: (i) $795,000 in cash, and (ii) warrants to purchase up to 2,571,171 shares of common stock valued at $1,907,809.

NOTE 5 - NOTES PAYABLE  (CONTINUED)

In connection with the May 2007 Debenture Offering, we granted warrants to purchase 15,077,857 shares of common stock to the May Investors and warrants to purchase 2,571,171 shares of common stock to the dealers in that offering. All of the above warrants have an initial exercise price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments, and expire five years from the date of issuance. The aggregate purchase price for the May Secured Debentures and the warrants issued in connection with the May 2007 Debenture Offering was $9,500,000 paid in cash.  The initial fair value of the investor warrants was estimated at approximately $11,182,902 using a complex Binomial Lattice pricing model suitable to value path dependent American options. The significant assumptions used in the model are as follows: (1) dividend yield of 0%, (2) expected volatility of 63%, (3) risk-free interest rate of 4.82%, and (4) expected life of 5 years , and (5) the probability of the occurrence of certain factors impacting the future fair value due to possible adjustment.

The aggregate fair value of the beneficial conversion feature and the investor warrants was $16,157,720 on the date of issuance. The value of the compound embedded derivative up to the $9,500,000 carrying amount of the loan is reflected as a loan discount which has been netted against principal balance, to be amortized over the term of the loan. Interest expense includes $439,771 related to the amortization of this discount during the six months ended June 30, 2007. The excess $6,657,720 fair value of the embedded derivative was charged to private placement costs during the three months ended June 30, 2007.

See Note 6 for a description of the compound embedded derivative.

The Secured Debentures issued in April and May 2007 are secured by all of our shares in Quintessence Photonics Corporation, the operating subsidiary which owns all of our operating assets.

NOTE 6 - COMPOUND EMBEDDED DERIVATIVE

Between April 16 and April 19, 2007, the Company entered into securities purchase agreements with certain investors, pursuant to which the Company issued the investors secured convertible debentures (the “April Secured Debentures”) in the aggregate principal amount of $7,976,146 at an original issue discount of 10% (the “April 2007 Debenture Offering”). On May 22, 2007, the Company entered into securities purchase agreements with certain investors (the “May Investors”), pursuant to which the Company issued the May Investors secured convertible debentures (the “May Secured Debentures” and collectively with the April Secured Debentures, the “Secured Debentures”) in the aggregate principal amount of $10,554,500 at an original issue discount of 10% (the “May 2007 Debenture Offering”). The April Secured Debentures and the May Secured Debentures have a term of 2 years and pay interest at the rate of 10% per annum. The April Secured Debentures and the May Secured Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments. The market price of our common stock on April 16, 2007 and May 29, 2007 was $1.35 and $1.18 per share, respectively.

The conversion price of the Secured Debentures may be adjusted downwards if the Company fails to meet certain revenue milestones for any one or more of the following periods (“Milestone Adjustments”):

o	$5,000,000 in revenues for the nine (9) month period ending September 30, 2007,
o	$7,750,000 in revenues for the twelve (12) month period ending December 31, 2007
o	$6,000,000 in revenues for the six (6) month period ending June 30, 2008.

NOTE 6 - COMPOUND EMBEDDED DERIVATIVE (CONTINUED)

If a Milestone Adjustment occurs the conversion price will be the lower of $1.05 or the market price as determined on the date that is five trading days after the Company files its next Form 10-Q with the SEC following the applicable Milestone period. Any Milestone Adjustment is permanent notwithstanding any future revenue or achievement of any other milestones. Any Milestone Adjustment may only adjust the conversion price downward. The Secured Debentures are subject to a conversion cap which limits the number of shares issuable upon conversion of the Secured Debentures. The number of shares currently issuable upon conversion of the Secured Debentures is at the maximum level permitted by the conversion cap. Consequently, if a Milestone Adjustment occurs, the Secured Debenture holders will not acquire additional shares upon conversion. The Company, however, will be obligated to redeem that portion of the Secured Debenture that can not be converted into common stock.

In connection with the April 2007 Debenture Offering, we granted warrants to purchase 11,394,494 shares of common stock to certain investors and warrants to purchase 212,796 shares of common stock to the dealers in that offering. In connection with the May 2007 Debenture Offering, we granted warrants to purchase 15,077,857 shares of common stock to the May Investors and warrants to purchase 2,571,171 shares of common stock to the dealers in that offering. All of the above warrants have an initial exercise price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments, and expire five years from the date of issuance.

EITF 05-02 requires that instruments provide holders with an option to convert into a fixed number of shares (or an equivalent amount of cash at the discretion of the issuer) in order to be treated as conventional convertible securities. The Company determined that the Secured Debentures were not eligible for treatment as conventional convertible securities because the conversion price is subject to milestone adjustments

The Company then compared the terms of the debentures to the content of EITF 00-19. Per EITF 00-19, contracts that include any provision that could require net-cash settlement cannot be accounted for as equity of the company (that is, asset or liability classification is required for those contracts). Based on our review we determined that the since the debentures require a net cash settlement in the event that the conversion price is reduced, the conversion feature requires bifurcation and is a derivative.

We performed the same analysis on the warrants, and determined that an event of default as described in the Warrants would trigger a mandatory redemption and cash payment. The mandatory redemption amount is payable in cash or cash equivalent within five business days of the date of the applicable default notice. Since these circumstances would require a net cash settlement, under EITF 00-19 they are treated as a derivative .

We concluded that both the debentures conversion features and the detached warrants should be accounted for as a compound embedded derivative and had a valuation performed which concluded that the value of these features value exceeded the value if the funds raised. See Note 5 for a description of the assumptions used in the complex binomial lattice pricing model to determine the fair value of the compound embedded derivative.

We recorded the fair value of the compound embedded derivative as a liability on the date of issuance. The value of the compound embedded derivative relating to the April Secured Debentures was $15,040,022 on April 16, 2007. The value of the compound embedded derivative relating to the May Secured Debentures was $18,065,529 on May 29, 2007. The value of the compound embedded derivative up to the face amount of debentures was reflected as a loan discount to be amortized over the two year term of the debentures, and the excess $16,427,020 is reflected as a private placement cost during the six months ended June 30, 2007 in the accompanying statement of operations. These derivatives are separately valued and accounted for on our balance sheet, and revalued at each reporting period. The net change in the value of embedded derivative liability is recorded as income or loss on derivative instruments in the consolidated statement of operations, included in other income. Change in fair value of embedded derivative liability was $20,054,927 for the three and six months ended June 30, 2007 principally due to the reduction in market price of the Company’s common stock. The Company concluded the accounting in the balance sheet and income statement is in accordance with existing Generally Accepted Accounting Principles.

NOTE 7 - STOCK OPTIONS AND WARRANTS

A summary of option activity as of June 30, 2007 and changes during the six months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,541,083	$0.83
Granted	507,083	$1.21
Exercised	--
Forfeited or expired	(62,500)
Outstanding at June 30, 2007	3,985,666	$0.87	7.47	$630,660
Exercisable at June 30, 2007	2,361,569	$0.56	7.05	$630,660

For the six months ended June 30, 2007 and 2006, the value of options vesting during the period was $215,758 and $74,395 respectively, and has been reflected as compensation cost. As of June 30, 2007, the Company has unvested options of $2,366,928 which will be reflected as compensation cost in future periods as the options vest.

The Company calculates the fair value of employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally four years. The fair value for employee stock options for the three and six months ended June 30, 2007 and 2006 was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.65%; dividend yield of 0%; volatility factor of 63% to 70%; and a weighted average expected life of the options of 7 years. The expected term was determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was based on the applied yield currently available on U.S treasury zero-coupon issues. The expected weighted-average volatility factor is based on the historical stock prices of competitors of the Company whose shares are publicly traded over the most recent period.

A summary of the Company’s warrant activity for the six months ended June 30, 2007 follows:

Number of Warrants

Warrants outstanding at January 1, 2007	8,456,464
Granted	29,256,319
Exercised	-
Cancelled	-

Warrants outstanding at June 30, 2007	37,712,783

See Notes 5 and 6 for a description of the warrants issued during the six months ended June 30, 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF QPC LASERS, INC. AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-QSB. THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING OUR OPERATING RESULTS, FINANCIAL CONDITIONS AND LIQUIDITY AND CASH-FLOW FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED ON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS REPORT ON FORM 10-QSB, PARTICULARLY UNDER THE CAPTION "FORWARD LOOKING STATEMENTS."

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

We were awarded four Phase I “Small Business Innovation Research” contracts; three of them have progressed to Phase II contracts. In general, these contracts are cancelable and in some cases include multiple phases associated with meeting technical milestones. In the second quarter of 2006, we signed a sub-contract with Telaris, Inc. as part of a team working on a project for the Defense Advance Research Project Agency (“DARPA”). Our portion of the DARPA contract is $3.1 million which is to be performed in two phases over three years. This contract funded development of semiconductor lasers to be used for directed energy weapons; the technology overlaps with our development of lasers for the industrial materials processing markets.

In the second quarter of 2006, QPC was also awarded a subcontract with Fibertek, Inc. as part of a team working on a project for the United States Missile Defense Agency to develop lasers that emit mid-infrared wavelengths. Management believes these lasers may be used in systems designed to defend military and commercial aircraft against heat seeking missiles. We also believe that this effort will bring us closer to creating a compact and affordable system for detection of biochemical agents in public places. The contract is a Phase III follow-on contract from an earlier contract that QPC completed which demonstrated the early phases of feasibility of our technology. Our portion of this Phase III contract is $800,000 and is to be performed over twelve months through June 2007. As of June 30, 2007, we have recognized $760,000 of revenue from this contract.

 The United States Army Research Laboratory awarded us a Phase II development contract in the first quarter of 2006 and we began performing under this contract in the second quarter of 2006. The contract is a follow-on contract from an earlier contract with the same customer in which QPC demonstrated its ability to develop diode lasers that emit wavelengths that are safer to the human eye than conventional high power diode wavelengths. Management believes that upon successful completion of the diode laser project, these lasers will be used in both military and commercial systems to limit accidental damage to human eyes of system operators, friendly forces, and bystanders. The Army contract amount is $673,028 and is to be performed by March 2008. As of June 30, 2007 we have recognized $541,348 of revenue from this contract.

In the second quarter of 2007, the United States Navy awarded QPC two contracts totaling $1 million to deliver high-energy laser engine prototypes for naval aviation directed energy weapons applications. The concurrent nine-month contracts build upon the Company’s previous high-brightness chip-based laser development for the U.S. Navy, as well as for the U.S. Defense Advanced Research Projects Agency (DARPA), the U.S. Army, the Missile Defense Agency, and the Israeli Ministry of Defense. As of June 30, 2007, we have recognized $509,645 of revenue from these contracts.

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

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2006 or June 30, 2007. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2006, there was no deferred revenue and approximately $42,692 of unbilled receivables related to these government contracts. At June 30, 2007, there was no deferred revenue and approximately $852,125 of unbilled receivables related to these government contracts.

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

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. These derivatives, including embedded derivatives in the debentures issued in April and May 2007, are separately valued and accounted for on our balance sheet, and revalued at each reporting period. The net change in the value of embedded derivative liability is recorded as change in fair value of derivative liability in the consolidated statement of operations, included in other income.

QUARTER ENDED June 30, 2007 COMPARED TO THE QUARTER ENDED June 30, 2006

REVENUE. During the quarter ended June 30, 2007, QPC had revenue of $1,823,005 as compared to revenue of $577,346 during the quarter ended June 30, 2006, an increase of approximately 216%. This increase is attributable to an increase in both commercial sales and government contracts. We continue to increase our product offerings and expand our sales and marketing resources. We continued to perform and bill on government contracts awarded to us in prior periods and to ship to customers for orders placed in 2006. Additionally we were awarded two government contracts during the quarter ended June 30, 2007.

COST OF SALES. Cost of sales, which consists of direct labor, material costs and overhead, was $960,162 or 53% of revenue for the quarter ended June 30, 2007 as compared to $495,022 or 86% of revenue for the quarter ended June 30, 2006. As a percentage of revenue, cost of sales decreased as we recognized improved efficiencies as a result of allocating our fixed costs over a higher number of units, and achieved higher yields on direct materials and labor.

GROSS PROFIT. Gross profit was $862,843 for the quarter ended June 30, 2007 as compared to $82,324 for the quarter ended June 30, 2006, representing gross margins of approximately 47% and 14%, respectively. As mentioned above, the increase in our gross profits is attributable to increased efficiencies in our operations.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material used by our research and development team and overhead, totaled $1,060,761 for the quarter ended June 30, 2007, as compared to $1,134,986 for the quarter ended June 30, 2006 a decrease of approximately 7%. The decrease in research and development costs is attributable to the shift of some of our resources from development resources to manufacturing as a result of increased orders for our products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,407,889 the quarter ended June 30, 2007, as compared to $2,498,459 for the quarter ended June 30, 2007, a decrease of approximately 44%. Of this decrease, $1,531,000 was due to non-cash investor relations expense for the issuance of common stock that occurred in the quarter ended June 30, 2006, partially off-set by an increase in selling and marketing costs of approximately $109,500, an increase of approximately $64,000 in employee stock option compensation , and increased legal and insurance fees. We expect these categories of expenses to increase in future quarters, based on anticipated growth of the Company.

OTHER INCOME AND EXPENSE. Other Income and Expense reflects the significant impact on our Statement of Operations of the transactions undertaken in connection with the sale of the Secured Debentures in April and May 2007. In those transactions, we sold Secured Debentures and warrants. The conversion feature and detached warrants have been bifurcated and are treated as embedded derivatives. As of the date of issuance, the value of such embedded derivative liabilities aggregated $33,105,551. However, because the price of our common stock was lower on June 30, 2006 than it was on the dates that the Secured Debentures and warrants were issued, the fair value of the embedded derivative liability declined by $20,054,927 which is treated as Other Income.

Effect of embedded derivative liability on the three months ended June 30, 2007

	April Secured Debentures and Detached Warrants	May Secured Debentures and Detached Warrants	Total
Value of compound embedded derivative at issuance:
Value of conversion feature	$4,738,682	$4,974,818	$9,713,500
Value of detached warrants (investor warrants)	10,112,590	11,182,902	21,295,492
Value of detached warrants (issued to dealers)	188,750	1,907,809	2,096,559
Total Value of compound embedded derivative at issuance (April 16, 2007 and May 29, 2007	15,040,022	18,065,529	33,105,551
Total value of compound embedded derivative at June 30, 2007	5,220,043	7,830,581	13,050,624
Change in fair value of embedded derivative liability	9,819,979	10,234,948	20,054,927

Other Income also includes $46,233 of interest income during the three months ended June 30, 2007 compared to interest income of $6,463 during the three months ended June 30, 2006.

Other Income is offset by interest expense of $2,012,187 and $550,382 for the three months ended June 30, 2007 and June 30, 2006 respectively. Interest expense includes non-cash interest for the amortization of loan discount which was $1,517,100 for the second quarter 2007 compared to $240,221 for the second quarter 2006. This increase in loan discount amortization is due to the amortization of loan discount for the Secured Debentures which totaled $1,270,620 for the three months ended June 30, 2007.

Other Income is also offset by the placement costs associated with the sale of the Secured Debentures and warrants. Placement costs of $17,740,180 are included in Other Expense for the three months ended June 30, 2007 which includes $2,231,559 for the value of warrants and shares of common stock issued to placement agents, and $14,330,461 for the value of the conversion feature and warrants issued to investors in the Secured Debentures, and $1,178,160 fees paid to placement agents, finders and advisors.

NET LOSS. QPC had a net loss of $1,236,273 for the quarter ended June 30, 2007 as compared to a net loss of $4,385,299 for the quarter ended June 30, 2006. This reduction in net loss is due to an increase in gross profit together with a decrease in operating expenses and an increase in other income.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

REVENUE. During the six months ended June 30, 2007, the Company had revenue of $2,929,584 as compared to revenue of $842,910 during the six months ended June 30, 2006, an increase of approximately 248%. This increase is attributable to an increase in both commercial sales and government contract work which are a result of our expanded sales and marketing resources and our increase in released products. Additionally, we were awarded two government contracts for which we began to perform and bill.

COST OF SALES. Cost of sales, which consists of direct labor, material costs and overhead, was $1,815,943 or 62% of revenue for the six months ended June 30, 2007 as compared to $774,748 or 92% of revenue for the six months ended June 30, 2006. As a percentage of revenue, cost of sales decreased as we recognized improved efficiencies as a result of allocating our fixed costs over a higher number of units, and achieved higher yields on direct materials and labor.

GROSS PROFIT. Gross profit was $1,113,641 for the six months ended June 30, 2007 as compared to $68,162 for the six months ended June 30, 2006, representing gross margins of approximately 38% and 8%, respectively. Costs include non-recurring engineering expenses for custom orders and government contracts. As mentioned above, the increase in our gross profits is attributable to increased efficiencies in our operations, and the allocation of overhead costs to increased production units.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material and overhead, totaled $2,073,560 for the six months ended June 30, 2007, as compared to $2,258,778 for the six months ended June 30, 2006, a decrease of approximately 8%. While we expect to maintain our current level of research and development spending, we expect research and development spending to decrease as a percentage of revenue as our revenues increase.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $2,624,413 for the six months ended June 30, 2007, as compared to $3,577,304 for the six months ended June 30, 2006, a decrease of approximately 27%. $1,531,000 of this expense in 2006 was a non-cash expense attributable to the fair value of shares issued to investor relations consultants. The decrease in non-cash investor relations expenses was partially offset by increased sales and marketing expenses, increased stock option compensation expense, legal and insurance fees.

OTHER INCOME AND EXPENSE. Other Income and Expense reflects the significant impact on our Statement of Operations of the transactions undertaken in connection with the sale of the Secured Debentures in April and May 2007. In those transactions, we sold Secured Debentures and warrants. The conversion feature and detached warrants have been bifurcated and are treated as embedded derivatives. As of the date of issuance, the value of such embedded derivative liabilities aggregated $33,105,551. However, because the price of our common stock was lower on June 30, 2006 than it was on the dates that the Secured Debentures and warrants were issued, the fair value of the embedded derivative liability declined by $20,054,927 which is treated as Other Income.

Other Income also includes $47,977 of interest income during the six months ended June 30, 2007 compared to interest income of $6,473 during the six months ended June 30, 2006. Other Income is offset by interest expense of $2,480,586 and $1,610,359 for the six months ended June 30, 2007 and June 30, 2006 respectively. Interest expense includes non-cash interest for the amortization of loan discount which was $1,757,320 for the six months ended June 30, 2007 compared to $636,242 for the six months ending June 30, 2006. This increase in loan discount amortization is due to the amortization of loan discount for the Secured Debentures which totaled $1,270,620 for the six months ended June 30, 2007. Interest expense during the six months ended June 30, 2006 also included $690,000 for the issuance of warrants as loan fees.

Other Income is also offset by the placement costs associated with the sale of the Secured Debentures and warrants. Placement costs of $17,740,180 are included in other expense for the six months ended June 30, 2007 which includes $16,562,020 for the value of the embedded derivatives including warrants issued to placement agents and shares of common stock issued to placement agents in excess of the face amount of the debentures.

NET LOSS. QPC had a net loss of $3,649,479 for the six months ended June 30, 2007 as compared to a net loss of $7,645,895 for the six months ended June 30, 2006. The decrease in net loss is primarily attributable in an increase in gross profit together with a decrease operating expenses and an increase in other income less other expenses.

Liquidity and Capital Resources

Overview

We continue to operate with a negative cash flow from operations, and depend upon external financing to maintain our operations. QPC lost $3,649,479 during the six months ended June 30, 2007 and has a cumulative deficit of $55,155,872 as of June 30, 2007. Our negative cash flow from operations during the six months ended June 30, 2007 was in excess of $800,000 per month. We currently anticipate that we will continue to have a negative cash flow from operations for at least the next 12 months.

In April 2007, we issued to certain investors secured convertible debentures in the aggregate principal amount of $7,976,146 at an original issue discount of 10%. The secured debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to certain adjustments. In addition, the Company issued to debenture-holders five year warrants to purchase up to 11,394,495 shares of our common stock at an exercise price of $1.05 per share, subject to certain adjustments. The aggregate purchase price for the debentures and the warrants was $ 7,178,531.

The purchase price consisted of (i) $ 5,013,900 in cash, (ii) outstanding notes in the aggregate principal amount of $1,604,631 which were exchanged for debentures, (iii) promissory notes for the aggregate principal sum of $100,000 payable to the Company, that are due in 30 days and (iv) promissory notes for the aggregate principal sum of $460,000 payable to the Company, that are due in 45 days. The Company paid the following fees (including fees for advisors, placement agents and finders) in connection with the financing: (i) $404,068 in cash, (ii) warrants to purchase up to 212,796 shares of common stock, and (iii) 100,000 shares of common stock.

In May 2007, we issued to certain investors additional secured convertible debentures in the aggregate principal amount of $10,554,500 at an original issue discount of 10%. These debentures are also convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to certain adjustments. In addition, the Company issued to the May Investors five year warrants to purchase up to 15,077,857 shares of common stock at an exercise price of $1.05, subject to certain adjustments. The aggregate purchase price for the debentures and warrants sold in May was $9,500,000 paid in cash. The Company paid the following fees (including fees for advisors, placement agents and finders) in connection with the May 2007 Debenture Offering: (i) $795,000 in cash, and (ii) warrants to purchase up to 2,571,171 shares of common stock.

The net cash proceeds to us from the April 2007 Debenture Offering and May 2007 Debenture Offering was approximately $13,900,000. Our negative cash flow in recent months has been approximately $800,000 a month. Accordingly, we currently expect such funds will be sufficient to meet our cash requirements until late 2008. However, our expectations may prove incorrect and we may need to raise additional funds. Moreover, if we do not generate positive cash flow from operations and we expend our current cash resources to meet our ongoing requirements, then we will not have sufficient cash to meet our debt obligations that mature in 2009. Those obligations are in excess of $25 million, and even if all of the Secured Debentures are converted our payment obligation on our outstanding debt in 2009 will be nearly $6 million. Unless most of the Secured Debentures convert prior to maturity, we will likely default on our obligations to the Secured Debentureholders unless we can raise additional funds through a new financing.

The Secured Debentures issued in April and May 2007 are secured by all of our shares in Quintessence Photonics Corporation, the operating subsidiary which owns all of our operating assets. In addition, all of our assets and intellectual property is pledged as collateral on certain indebtedness. As a result, it may be difficult or impossible for us to borrow money as we have no collateral to provide for any loan.

If we need to raise additional funds in the future, it is likely we will seek to issue additional equity securities. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise any needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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

Current Debt Obligations

Our current obligations require us to make the following payments over the next five years including principal and interest:

Payments by Period
	Remainder of 2007	2008	2009	2010 and Beyond
Subordinated Secured Notes Payable	103,020	141,545	--	--
Finisar Secured Note Payable	435,607	871,214	5,653,408	--
Secured Equipment Financing	95,455	263,880	178,180	221,250
April Secured Debentures	398,807	797,615	8,275,251	--
May Secured Debentures	527,725	1,055,450	10,994,271	--
Total	$1,560,614	$3,129,704	$25,101,110	$221,250

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

Capital Expenditures

From January 1, 2007 to June 30, 2007 we spent approximately $63,240 on manufacturing and computer equipment and leasehold improvements and furniture. We expect our capital expenditures to increase based on growth of our operations, and increased orders and personnel. We are considering expanding our manufacturing area by up to 10,000 square feet. Our facility has warehouse space that is contiguous to our present manufacturing area that we are considering using for the manufacturing area expansion. We expect that expansion, should we choose to proceed, to cost in the range of $1 million to $2 million.

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

RISKS OF THE BUSINESS [PLEASE UPDATE RISK FACTORS TO CONFORM WITH THE SB-2/A.

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

We have relied upon outside financing to fund our operations. As a result, our ability to sustain and build our business has depended upon our ability to raise capital from investors and we do not know if we will be able to continue to raise sufficient funds from investors. We have operated on a negative cash flow basis since our inception and we have never earned a profit. We anticipate that we will continue to incur losses for at least the next 12 to 15 months and that we will continue to operate on a negative cash flow basis for at least the next 9 to 12 months.  We have financed our operations to date through the sale of stock, other securities and certain borrowings.

In April and May 2007 we received net proceeds of approximately $13,900,000 through the sale of Secured Debentures and common stock purchase warrants. We believe such funds will be sufficient to sustain our operations for the next 20 months based upon our current expectations. If such expectations prove incorrect, or if we continue to operate on a negative cash flow basis at the end of such period, then we will likely need to raise additional funds through the sale of securities.

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

We do not have sufficient revenues to service our debt. As of June 30, 2007, we had $24,999,083 of debt secured by our fixed assets and intellectual property. $7,976,146 accrues interest at a rate of 10% per annum and requires monthly interest payments until April 2009, when the balance is due in full; $10,554,500 accrues interest at a rate of 10% per annum and requires monthly interest payments until May 2009 when the balance is due in full; $230,000 debt accrues interest at a rate of 10% per annum and requires monthly payments until September 30, 2008; $5,776,514 of debt accrues interest at a rate of 10% per annum and requires monthly payments until September 18, 2009 at which time the balance of 5,031,872 is due and payable; and $461,923 accrues interest at a rate of 33.65% and requires monthly payments until January 2012. If we are unable to service our debt, our assets, including our patents and other intellectual property, may be subject to foreclosure. Accordingly, if the Secured Debentures are not converted we will default unless we are able to raise additional funds through the sale of new securities. It is our expectation that most or all of the Secured Debentures will be converted into shares of common stock. However, we can not predict how many Secured Debentures will be converted and, even if all the Secured Debentures are converted, we will still owe more than $5,800,000 in 2009. We do not currently have the ability to service this debt without obtaining additional cash resources. If our revenues fail to increase sufficiently, our debt service requirements may affect our working capital and, therefore, adversely affect our ability to operate our business. If we are unable to service our debt, our assets, including our patents and other intellectual property, may be subject to foreclosure and our common stock may become worthless.

We are an early stage company with a short operating history and limited revenues. We were formed in November 2000. Since that time, we have engaged in the formulation of a business strategy and the design and development of technologically advanced products. We have recorded limited revenues from various government-funded research programs, and we have generated only limited revenues from the sale of products. Our ability to implement a successful business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business.

Our products are not proven. We are currently engaged in the design and development of laser diode products for certain medical, industrial and defense applications. Our first commercial sales occurred in 2004. Our most advanced technologies, including without limitation, our “Generation III” products, are in the design or prototype stage. While we have shipped Generation I and Generation II products, most of our products do not have an established commercial track record. We have received only a limited number of purchase orders for our products and we only have a limited number of contractual arrangements to sell our products.

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

Our business is dependent upon proprietary intellectual property rights. We have employed proprietary information to design our products. We believe that our proprietary technology is critical to our ability to compete. We seek to protect our intellectual property rights through a combination of patent filings, trademark registrations, confidentiality agreements and inventions agreements. However, no assurance can be given that such measures will be sufficient to protect our intellectual property rights. Competitors may challenge the validity of patents we obtain. They may also contend that our patents do not prevent them from selling products that are similar but not identical to our products. Patent litigation is expensive and time-consuming. Competitors may seek to take advantage of our limited financial resources by contesting our patent and other intellectual property rights. If we cannot protect our rights, we may lose our competitive advantage. Moreover, if it is determined that our products infringe on the intellectual property rights of third parties, we may be prevented from marketing our products.

We currently rely on R&D Contracts with the U.S. Government. Currently, a significant part of our near term revenue is expected to be derived from research contracts from the U.S. Government. Changes in the priorities of the U.S. Government may affect the level of funding of certain defense and homeland security programs. Changes in priorities of government spending may diminish interest in sponsoring research programs in our area of expertise.

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

The relative lack of public company experience of our management team may put us at a competitive disadvantage. Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. For example, we concluded that our disclosure controls were not effective as of June 30, 2006 and September 30, 2006. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

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

MARKET RISKS.

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. Prior to the Share Exchange in May 2006, QPC’s shares were not publicly traded. Through this Share Exchange, QPC has essentially become public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we have undertaken efforts to develop market recognition for our stock. As of June 30, 2007, we had approximately 525 stockholders and our market capitalization was approximately $ 27,061,498. As a result, there is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

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

The stock market in general, and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. In addition, there are approximately 31,341,662 shares of our common stock which were sold in private transactions, which are now eligible for sale in accordance with Rule 144 under the Securities Act.

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

Our executive officers and directors beneficially own or control at least 21.2% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your shares. We estimate that approximately 21.2% of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Such concentrated control of the Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of the Company.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock. This downward pressure could be magnified as a result of the large number of shares issuable upon the exercise of outstanding warrants, the conversion of our convertible debt and the exercise of outstanding options. Certain of our outstanding warrants, including the warrants issued in connection with the April 2007 Debenture Offering and the May 2007 Debenture Offering, have registration rights. As of the date of this Prospectus, 37,712,783 shares of our common stock are issuable upon exercise of warrants at an exercise price ranging between $1.05 to $1.50, 17,867,282 shares of our common stock are issuable upon the conversion of our convertible debt at a conversion price of $1.05 and 4,046,083 shares of our common stock are issuable upon exercise of options.

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

Part II -Other information

Item 1 Legal Proceedings

From time to time, the Company is involved in legal actions arising in the ordinary course of business. Absolute assurance cannot be given that third party assertions will be resolved without costly litigation in a manner that is not adverse to the Company's financial position, results of operations or cash flows.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

See Reports on Form 8-K filed April 20 and May 31, 2007.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Description of Document

2.1	Share Exchange Agreement by and among Quintessence, the Company, the stockholders of Quintessence, and Julie Morin dated May 12, 2006 (1)

3.1	Articles of Incorporation of QPC Lasers, Inc. as filed with the State of Nevada, as amended. (1)

3.2	Bylaws of QPC Lasers, Inc. (1)

4.1	Registration Rights Agreement (2)

4.2	Form of Investor Warrant (2)

4.3	Form of Placement Agent Warrant (2)

4.4	Form of Warrant dated September 2005 (3)

4.5	Form of Amended and Restated Warrant dated May 2004 (3)

4.6	Form of Warrant dated April 2005 (3)

4.7	Form of Consultant Warrant (3)

4.8	Form of Promissory Note, as amended (4)

4.9	Form of Warrant issued on or about January 25, 2006 (4)

4.10	Secured Promissory Note dated September 18, 2006, issued by Quintessence to Finisar (6)

4.11	Form of Subordinated Secured Note dated as of August 1, 2005 (4)

4.12	Form of Warrant issued in connection with Subordinated Secured Note (4)

4.13	Form of Senior Secured Note dated as of May 24, 2004 (4)

4.14	Form of Warrant issued in connection with Senior Secured Note (“Original Senior Secured Warrant”) (4)

4.15	Form of Amended and Restated Warrant amending the Original Senior Secured Warrant (4)

4.16	Form of First Amendment to Senior Secured Note dated as of March 24, 2005 (4)

10.1	2006 Stock Option Plan (2)

10.2	Bridge Loan Agreement (2)

10.3	Real Property Lease (2)

10.4	License Agreement dated September 16, 2003 by and between Quintessence and Finisar (2)

10.5	Form of Subscription Agreement (2)

10.6	Lock-up Agreement by the Company and George Lintz (3)

10.7	Lock-up Agreement by the Company and Jeffrey Ungar (3)

10.8	Purchase Agreement between Rafael Ltd. and the Company dated June 6, 2005 (3)

10.9	Subcontract Agreement effective as of June 2, 2006 by and between the Company and Fibertek, Inc. (3)

10.10	Agreement of Collaboration dated April 27, 2006 between the Company and Telaris, Inc. (10)

10.11	Consulting Agreement by and between Quintessence and Capital Group Communications, Inc. dated as of April 3, 2006 (4)

10.12	Loan Agreement by and among Quintessence and Jeffrey Ungar and George Lintz dated as of November 25, 2005 (4)

10.13	First Amendment to Loan Agreement by and among Quintessence and Jeffrey Ungar and George Lintz dated as of January 25, 2006 (4)

10.14	Security Agreement by and among Quintessence and M.U.S.A. Inc., Jeffrey Ungar and George Lintz dated as of August 1, 2005 (4)

10.15	License Termination Agreement dated September 18, 2006, by and between Quintessence and Finisar(6)

10.16	Security Agreement dated September 18, 2006, by and between Quintessence and Finisar (6)

10.17	Form of Series C Preferred Stock Offering (Tranche I) Subscription Agreement (4)

10.18	Form of Series C Preferred Stock Offering (Tranche II) Subscription Agreement (4)

10.19	Security Agreement by and between Quintessence and DBA Money USA, as collateral agent, dated as of August 1, 2005 (4)

10.20	Loan Agreement by and among the Quintessence and senior secured lenders dated as of May 21, 2004 (4)

10.21	Security Agreement by and between the Company and DBA Money USA, as collateral agent, dated as of May 21, 2004 (“Security Agreement regarding Senior Secured Notes”) (4)

10.22	First Amendment to Loan Agreement by and among Quintessence and senior secured lenders dated as of March 24, 2005 (4)

10.23	First Amendment to Security Agreement regarding Senior Secured Notes dated as of March 24, 2005 (4)

10.24	Phase II Award/Contract dated as of March 24, 2006 by and between the U. S. Army and the Company (9)(**)

10.25	Securities Purchase Agreement dated April 16, 2007 (8)

10.26	Form of Secured Debenture (8)

10.27	Form of Warrant (8)

10.28	Form of Registration Rights Agreement (8)

10.29	Security Agreement (8)

31.01	Chief Executive Officer's Certification pursuant to Section 302 of the
Sarbanes-OxleyAct of 2002 (11)
31.02	Chief Financial Officer's Certification pursuant to Section 302 of the
Sarbanes-OxleyAct of 2002 (11)
32.01	Chief Executive Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (11)
32.02	Chief Financial Officer's Certification pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002 (11)

(1)	Filed with the Registrant’s Current Report on Form 8-K filed on May 12, 2006

(2)	Filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 filed on August 15, 2006

(3)	Filed with the Registrant’s Registration Statement on Form SB-2 filed on September 18, 2006

(4)	Filed with the Registrant's Amendment No. 2 to the Registration Statement on Form SB-2 filed on December 1, 2006

(5)	Filed with the Registrant’s Current Report on Form 8-K filed on November 8, 2006

(6)	Filed with the Registrant’s Current Report on Form 8-K filed on November 2, 2006

(7)	Filed with the Registrant’s Registration Statement on Form SB-2/Pre-Effective Amendment No. 3 filed on January 26, 2007

(8)	Filed with the Registrant’s Current Report on Form 8-K filed on May 31, 2007

(9)	Filed with the Registrant’s Registration Statement on Form SB-2 filed on June 15, 2007

(10)	Filed with Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form SB-2, filed on August 1, 2007

(11)	Filed herewith.

(**)	Confidential treatment requested as to portions of the Exhibit. Omitted materials filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007	QPC Lasers, Inc.

/s/ George Lintz
George Lintz
Chief Operating Officer, Chief Financial Officer

/s/ Jeffrey Ungar

Chief Executive Officer