Form 10QSB
period 2007-09-30
QPC Lasers
filed 2007-11-13
CIK 1310753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

There were 38,659,283 shares of the registrant's common stock outstanding as of September 30, 2007.

Transitional Small Business Disclosure Format (Check one): ☐Yes   ☒No

Part I - Financial Information

Item 1. Condensed Consolidated Financial Statements

QPC LASERS, INC. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$8,570,373	$1,429,077
Accounts receivable, commercial customers, net of allowance for doubtful accounts and returns and discounts of $3,735 as of September 30, 2007 and $19,810 as of December 31, 2006	1,159,144	667,908
Accounts receivable, government contracts	579,402	383,935
Other receivables	353,320	-
Unbilled revenue	612,456	42,692
Inventory	634,532	550,655
Prepaid expenses and other current assets	175,259	272,418

Total current assets	12,084,486	3,346,685

Property and equipment, net of accumulated depreciation of $5,881,977 as of September 30, 2007 and $5,276,320 as of December 31, 2006	3,482,044	3,961,796
Capitalized loan fees, net	-	38,039
Other assets	202,820	88,780
TOTAL ASSETS	$15,769,350	$7,435,300

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,547,281	$1,234,004
Embedded derivative liability	13,526,808	-
Current portion of long-term debt	644,066	1,034,437
Total current liabilities	15,718,155	2,268,441
Long-term debt, less current portion	9,262,542	6,398,189

Total liabilities	24,980,697	8,666,630

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 180,000,000 shares authorized, 38,659,283 and 38,559,283 shares issued and outstanding, respectively	38,659	38,559
Additional paid-in capital	50,956,479	50,236,504
Accumulated deficit	(60,206,485)	51,506,393)

Total stockholders’ deficiency	(9,211,347)	(1,231,330)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$15,769,350	$7,435,300

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

REVENUE	$2,156,187	$930,184	$5,085,771	$1,773,094
COST OF SALES	1,026,189	690,388	2,842,132	1,465,137

GROSS PROFIT	1,129,998	239,796	2,243,639	307,957

OPERATING EXPENSES
Research and development	1,045,049	1,081,994	3,118,609	3,340,772
General and administrative	1,827,649	1,093,561	4,452,062	4,670,865
License termination	-	6,000,000	-	6,000,000
Total operating expenses	2,872,698	8,175,555	7,570,671	14,011,637

LOSS FROM OPERATIONS	(1,742,700)	(7,935,759)	(5,327,032)	(13,703,680)

Interest income	109,226	21,443	157,203	27,916
Interest expense	(2,959,975)	(336,697)	(5,440,561)	(1,947,056)
Merger expense	-	10,123	-	(326,199)
Private placement expense	-	-	(17,740,180)	-
Change in fair value of derivative liability	(476,184)	(97,329)	19,578,743	(68,703)
Other income	19,020	25,170	71,735	58,777

NET LOSS	$(5,050,613)	$(8,313,049)	$(8,700,092)	$(15,958,945)

LOSS PER SHARE — Basic and Diluted	$(0.13)	$(0.22)	$(0.23)	$(0.55)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
Basic and diluted	38,659,283	38,351,320	38,609,283	28,889,088

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS. Inc. and Subsidiary
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the nine months ended September 30, 2007 (unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, January 1, 2007	38,559,283	$38,559	$50,236,504	$(51,506,393)	$(1,231,330)
Fair value of vested stock options	-	-	343,480	-	343,480
Fair value of common stock issued to private placement agents	100,000	100	134,900	-	135,000
Fair value of modification of warrants	-	-	22,845	-	22,845
Fair value of warrants issued for consulting services	-	-	218,750	-	218,750
Net loss for the nine months ended September 30, 2007	-	-	-	(8,700,092)	(8,700,092)
Balance, September 30, 2007	38,659,283	$38,659	$50,956,479	$(60,206,485)	$(9,211,347)

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC. And Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,700,092)	$(15,958,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	605,657	906,619
Compensation cost of vested options	343,480	183,093
Private Placement Costs	1,178,160	-
Amortization of loan discount	4,077,149	877,461
Amortization of Capitalized Loan Fees	38,039	87,416
Shares of common stock issued for services	135,000	1,500,000
Change in fair value of embedded derivative liability	(19,578,743)	68,703
Fair value of warrants issued for private placement costs	16,427,020	777,598
Fair value of warrants issued for services	218,750
Fair value of modification of warrants	22,845	-
License termination	-	6,000,000

Changes in operating assets and liabilities:
Accounts receivable	(690,023)	(353,052)
Inventory	(83,877)	(60,535)
Unbilled revenue	(569,764)	(31,970)
Other assets	(114,040)	40,634
Prepaid expenses	97,159	(73,048)
Accounts payable and other current liabilities	313,273	(205,170)

Net cash used in operating activities	(6,280,007)	(6,241,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(125,903)	(399,115)
Net cash used in investing activities	(125,903)	(399,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	-	11,000
Exercise of Warrants	-	3,750
Principal payments on debt	(498,534)	(1,472,880)
Proceeds from borrowing, net of offering costs	14,045,740	-
Proceeds from sale of common stock	-	12,323,928

Net cash provided by financing activities	13,547,206	10,865,798

NET INCREASE IN CASH	7,141,296	4,225,487
CASH — Beginning of period	1,429,077	69,440

CASH — End of period	$8,570,373	$4,294,927

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,298,270	$246,525

Income taxes	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the nine months ended September 30, 2007 the Company issued warrants to purchase 29,256,318 shares of common stock valued at $33,105,551 to investors, placement agents and advisors. Due to the nature of the terms of the warrants, they have been accounted for as an embedded derivative liability.

See accompanying Notes to Condensed Consolidated Financial Statements

 QPC LASERS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Effective May 1, 2006, Planning Force Inc., changed its name to QPC Lasers, Inc. On May 12, 2006 QPC Lasers, Inc. (QPC) executed a Share Exchange Agreement by and among Julie Moran, its majority shareholder, and Quintessence Photonics Corporation (Quintessence) and substantially all of its shareholders. Under the agreement QPC issued one share of its common stock to the Quintessence shareholders in exchange for each share of QPC common stock (QPC Shares). Upon closing, Quintessence Shares represented at least 87% of QPC’s common stock. Therefore, a change in control occurred and Quintessence also became a wholly owned subsidiary of QPC. Accordingly, the transaction was accounted for as a reverse merger (recapitalization) in the accompanying condensed consolidated financial statements with Quintessence deemed to be the accounting acquirer and QPC is deemed to be the legal acquirer. As such the condensed consolidated financial statements herein reflect the historical activity of Quintessence since its inception, and the historical stockholders’ equity of Quintessence has been retroactively restated for the equivalent number of shares received in the exchange after giving effect to any differences in the par value offset to paid in capital.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $18,692,607 and utilized cash of $8,219,053 in operating activities during the year ended December 31, 2006, and had a stockholder's deficiency of $1,231,330 at December 31, 2006. During the nine months ended September 30, 2007, the Company had a net loss of $8,700,092 and utilized cash of $6,280,007 in operating activities. At September 30, 2007 the Company had a stockholders’ deficiency of $9,211,347. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Effective April 16, 2007 and May 29, 2007, we entered into securities purchase agreements with certain investors, pursuant to which the Company issued the Investors secured convertible debentures in the aggregate principal amount of $18,530,646 at an original issue discount of 10% for an aggregate consideration of $16,678,531.

The net cash proceeds to us from the April 2007 Debenture Offering and May 2007 Debenture Offering was approximately $13,900,000. Our negative cash flow in recent months has been approximately $800,000 - 850,000 a month. Accordingly, we currently expect such funds will be sufficient to meet our cash requirements until late 2008. However, our expectations may prove incorrect and we may need to raise additional funds. Moreover, if we do not generate positive cash flow from operations and we expend our current cash resources to meet our ongoing requirements, then we will not have sufficient cash to meet our debt obligations that mature in 2009. Those obligations are in excess of $25 million, and even if all of the Secured Debentures are converted to shares our payment obligation on the remaining outstanding debt in 2009 will be nearly $6 million.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2006 or September 30, 2007. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2006, there was no deferred revenue and approximately $42,692 of unbilled receivables related to these government contracts. At September 30, 2007 there was no deferred revenue and $612,456 of unbilled receivables related to these government contracts.

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

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of September 30, 2007, management has concluded that neither a reserve for product returns nor a warranty liability is required.

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

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remained unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

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

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At September 30, 2007 and 2006, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 42,292,949 and 11,375,047 shares, respectively. Since the Company reported a net loss for the three and nine months ended September 30, 2007 and 2006, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

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

Adoption of New Accounting Policy

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2007, the Company does not have a liability for unrecognized tax benefits.

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

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of September 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

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

NOTE 3 - INVENTORY

Inventory consists of the following:

	September 30, 2007 (Unaudited)	December 31, 2006

Raw materials	$566,061	$552,521
Work in process	50,802	12,177
Finished Goods	19,292	-
Reserve for slow moving and obsolescence	(1,623)	(14,043)
	$634,532	$550,655

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2007 (Unaudited)	December 31, 2006	Useful Lives
Computer software	$81,932	$66,932	3 years
Furniture and fixtures	123,222	121,558	6 years
Computer equipment	161,310	146,000	3 years
Office equipment	69,362	69,362	6 years
Lab and manufacturing equipment	5,055,078	4,964,608	6 years
Leasehold improvements	3,873,117	3,869,656	14 years
	9,364,021	9,238,116
Less accumulated depreciation and amortization	(5,881,977)	(5,276,320)

Property and equipment, net	$3,482,044	$3,961,796

Depreciation and amortization expense related to property and equipment amounted to $605,657 and $906,619, respectively for the nine months ended September 30, 2007 and 2006.

NOTE 5 - NOTES PAYABLE

As of December 31, 2006, notes payable consist of the following:

	Loan	Loan	Current	Non-current
	Balance	Discount	Portion	Portion
Senior Secured Notes (a)	$729,518	$(367,923)	$361,595	$--
Subordinated Secured Convertible Notes (b)	1,280,000	(136,267)	363,800	779,933
Finisar Secured Note (c)	5,927,298	--	309,042	5,618,256
	$7,936,816	$(504,190)	$1,034,437	$6,398,189

As of September 30, 2007 notes payable consist of the following (Unaudited):

	Loan Balance	Loan discount	Current portion	Noncurrent Portion
Senior Secured Notes (a)	$--	$--	$--	$--
Subordinated Secured Convertible Notes (b)	201,264	(13,992)	187,272	--
Finisar Secured Note (c)	5,698,342	--	332,297	5,366,045
Secured Equipment Financing (d)	434,044	--	124,497	309,547
April Secured Debentures (e)	7,976,146	(6,148,279)	--	1,827,867
May Secured Debentures (f)	10,554,500	(8,795,417)	--	1,759,083
	$24,864,296	$(14,957,688)	$644,066	$9,262,542

(a)	Senior Secured Notes Payable

During 2004, the Company issued $3,250,000 of notes payable to Investors. The term of the notes are 24 months, bearing interest at 10% per annum, with no principal and interest payments required for the initial 3 months. The remaining 21 months required principal and interest payments sufficient to pay the loan in full at the end of 24 months. The notes are secured by all of the assets of the Company, including its intellectual property. The note holders received one warrant for every $1.33 of principal, with each warrant being exerciseable into one share of common stock at $3.75 per share. The warrants are immediately vested and have a six year term. The Company determined there was no accounting value to be assigned to the warrants at the date of issuance, based a calculation using an option pricing model. In January 2006, we adjusted the exercise price of 2,325,000 of these warrants to $1.25. The Company recorded the difference in the value of the warrants immediately prior to the modification and the value of the warrants following modification of $744,000 as additional loan discount amortized over the remaining life of the loan. Interest expense includes $218,824 related to the amortization of this discount during the nine months ended September 30, 2007. Of the total notes above, $2,500,000 was subscribed to by a limited partnership of which an officer of the Company is an owner, of which there was no outstanding balance as of September 30, 2007.

NOTE 5 - NOTES PAYABLE  (CONTINUED)

In addition, warrants to purchase 840,000 shares of common stock were issued to the five note holders who elected to defer principal payments on their loans. The warrants were valued at $0.71 a warrant or $596,400, using an option pricing model and were reflected as a loan discount amount, which was netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 4.66 years, expected volatility, 70%, no expected dividends. The loan discount fee was amortized over the remaining life of the loan. Interest expense includes $149,100 and $268,380 related to the amortization of this discount during the nine months ended September 30, 2007 and September 30, 2006 respectively. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 24.4%.

During 2005, five of the seven note holders agreed to modify the terms of their notes. The modifications included deferring principal payments from April 2005 to March 2006, thereafter principal payments were due until the notes were fully paid in May 2007. During April 2007, four of the note holders converted the remaining principal balance of their notes into the April 2007 Debentures (see (e) below), and the remaining balance was paid off. The total amount of principal converted into the April 2007 debentures was $554,631. As of September 30, 2007, there was no balance due on the Senior Secured Notes Payable.

(b)	Subordinated Secured Convertible Notes Payable

During 2005, the Company issued $1,280,000 of subordinated, secured notes to nine note holders. The terms of the notes include interest only payments for 24 months, thereafter the loans will be paid in full over the next twelve months. The loans are secured by all the assets of the Company. The interest rate on the loans is 10% per annum. The loans, at the option of the note holder, may be extended an additional three years, with the same terms as the original three year period. If the note holders elect to extend the loan, they will receive additional warrants to purchase 26,666 shares of the Company’s common stock for every $100,000 loaned to the Company. The conversion feature which is in effect during the time the loan is outstanding, allows the note holder to convert outstanding principal and interest into common stock at a conversion price of $3.75. The conversion price is subject to downward revision upon the occurrence of certain stock offerings. The downward revision is subject to a floor of $0.90 and allows the note holder to convert at the price of the most recent stock offering. The conversion price was reduced to $1.25 in December 2005, and reduced to $1.05 in April 2007. During April 2007, six of the note holders converted the remaining principal balance of their notes of $1,050,000 into the April 2007 Debentures (see (e) below).

The Company issued warrants to purchase 320,000 shares of the Company’s common stock in connection with this debt offering during 2005. The warrants were valued at $0.73 a warrant or $233,600, using an option pricing model and were reflected as a loan discount amount, which has been netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 5 years, expected volatility, 70%, no expected dividends. The loan discount fee is being amortized over the life of the loan. Interest expense includes $122,275 and $58,401 relating to the amortization of this discount during the nine months ending September 30, 2007 and September 30, 2006. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 22%.

In April 2007, the exercise price of the warrants was reduced to $1.05 per the terms of the warrants as a result of the April 2007 Debenture offering. As a result of the $0.20 warrant exercise price reduction provided to the note holders, the Company recorded a charge to operations during the nine months ended September 30, 2007 for the aggregate fair value of such exercise price reductions of $22,845 relating to the warrants held by the Subordinated Secured Convertible Notes Payable holders in April 2007.  This amount was calculated by determining the difference between the fair value of the warrants held by the subordinated notes payable note holders, based on a comparison of updated Black-Scholes calculations using the original $1.25 exercise price and the reduced $1.05 exercise price.  The Company utilized revised Black-Scholes input metrics to reflect updated changes, in particular to estimated life and volatility.  The result was that the Black-Scholes value of these warrants was $0.67, based on the original $1.25 exercise price, as compared to a Black-Scholes value of $0.74, based on the reduced exercise price of $1.05.  This charge to operations was presented as reduction in exercise price of warrants and was included in other income (expense) in the statement of operations.

NOTE 5 - NOTES PAYABLE  (CONTINUED)

The Company has analyzed the terms of the conversion feature and warrants issued to the note holders and has determined that such features do not give rise to an embedded derivative as defined by SFAS 133 and EITF 00-19 as the instruments are not derivative liabilities based on the analysis, principally because they are convertible into unregistered common shares, the Company has sufficient authorized shares available for conversion, there is a fixed maximum shares that required to be issued and there are no provisions that could require a net cash settlement.

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

Between April 16 and April 19, 2007, the Company entered into securities purchase agreements with certain investors, pursuant to which the Company issued the investors secured convertible debentures (the “April Secured Debentures”) in the aggregate principal amount of $7,976,146 at an original issue discount of 10% resulting in gross proceeds to the Company of $7,178,531. The April Secured Debentures have a term of 2 years and pay interest at the rate of 10% per annum, and are secured by all of our shares in Quintessence Photonics Corporation, the operating subsidiary which owns all of our operating assets. The April Secured Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments. The initial fair value of this conversion feature was $4,738,682 using a complex Binomial Lattice pricing model using the assumptions provided below.

NOTE 5 - NOTES PAYABLE  (CONTINUED)

The purchase price consisted of (i) $ 5,013,900 in cash, (ii) conversion of outstanding notes in the aggregate principal amount of $1,604,631 which were exchanged for debentures, (iii) promissory notes for the aggregate principal sum of $100,000 payable to the Company, that were due in 30 days and (iv) promissory notes for the aggregate principal sum of $460,000 payable to the Company, that were due in 45 days. The Company paid the following fees (including fees for advisors, placement agents and finders) in connection with the financing: (i) $404,068 in cash, (ii) warrants to purchase up to 212,796 shares of common stock valued at $188,750, and (iii) 100,000 shares of common stock valued at $135,000.

At September 30, 2007, $350,000 of such funds have not yet been collected by the company and have been reflected in other receivables in the accompanying balance sheet as of September 30, 2007.

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

The aggregate fair value of the conversion feature and the investor warrants was $14,851,272 on the date of issuance. The value of the compound embedded derivative up to the $7,178,531 amount of the loan less the original issue discount was accounted for as a loan discount which has been netted against principal balance, to be amortized over the term of the loan. Interest expense includes $1,827,867 related to the amortization of this discount during the nine months ended September 30, 2007. The excess $7,672,741 fair value of the embedded derivative was charged to private placement costs during the nine months ended September 30, 2007.

See Note 6 for a description of the compound embedded derivative.

(f)	May Secured Debentures

On May 22, 2007, the Company entered into securities purchase agreements with certain investors (the “May Investors”), pursuant to which the Company issued the May Investors secured convertible debentures (the “May Secured Debentures” and collectively with the April Secured Debentures, the “Secured Debentures”) in the aggregate principal amount of $10,554,500 at an original issue discount of 10% resulting in gross proceeds to the Company of $9,500,000. The May Secured Debentures have a term of 2 years and pay interest at the rate of 10% per annum, and are secured by all of our shares in Quintessence Photonics Corporation, the operating subsidiary which owns all of our operating assets. The May Secured Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments. The initial fair value of this beneficial conversion feature was approximately $4,974,818 using a complex Binomial Lattice pricing model using the assumptions provided below. The Company paid the following fees (including fees for advisors, placement agents and finders) in connection with the May 2007 Debenture Offering: (i) $795,000 in cash, and (ii) warrants to purchase up to 2,571,171 shares of common stock valued at $1,907,809.

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

The aggregate fair value of the beneficial conversion feature and the investor warrants was $16,157,720 on the date of issuance. The value of the compound embedded derivative up to $9,500,000, the amount of the loan less the original issue discount was accounted for as a loan discount which has been netted against principal balance, to be amortized over the term of the loan. Interest expense includes $1,759,083 related to the amortization of this discount during the nine months ended September 30, 2007. The excess $6,657,720 fair value of the embedded derivative was charged to private placement costs during the nine months ended September 30, 2007.

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

EITF 05-02 requires that instruments provide holders with an option to convert into a fixed number of shares (or an equivalent amount of cash at the discretion of the issuer) in order to be treated as conventional convertible securities. The Company determined that the Secured Debentures were not eligible for treatment as conventional convertible securities because the conversion price is subject to milestone adjustments

The Company then compared the terms of the debentures to the provisions of EITF 00-19. Per EITF 00-19, contracts that include any provision that could require net-cash settlement cannot be accounted for as equity of the company (that is, asset or liability classification is required for those contracts). Based on our review we determined that the since the debentures require a net cash settlement in the event that the conversion price is reduced, the conversion feature requires bifurcation and is a derivative.

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

We concluded that both the debentures conversion features and the detached warrants should be accounted for as a compound embedded derivative and had a valuation performed which concluded that the value of these features value exceeded the value of the funds raised. See Note 5 for a description of the assumptions used in the complex binomial lattice pricing model to determine the fair value of the compound embedded derivative.

We recorded the fair value of the compound embedded derivative as a liability on the date of issuance. The value of the compound embedded derivative relating to the April Secured Debentures was $15,040,022 on April 16, 2007. The value of the compound embedded derivative relating to the May Secured Debentures was $18,065,529 on May 29, 2007. The value of the compound embedded derivative up to the face amount of debentures was reflected as a loan discount to be amortized over the two year term of the debentures, and the excess $16,427,020 is reflected as a private placement cost during the nine months ended September 30, 2007 in the accompanying statement of operations. These derivatives are separately valued and accounted for on our balance sheet, and revalued at each reporting period end. The net change in the value of embedded derivative liability is recorded as income or loss on derivative instruments in the consolidated statement of operations, included in other income. Change in fair value of embedded derivative liability was a loss of $476,184 and gain of $19,578,743 for the three and nine months ended September 30, 2007 respectively, principally due to the reduction in market price of the Company’s common stock from the issuance date to June 30, 2007 and a slight increase in the market price of our common stock from June 30, 2007 to September 30, 2007.

NOTE 7 - STOCK OPTIONS AND WARRANTS

A summary of option activity as of September 30, 2007 and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,541,083	$0.83
Granted	601,583	$1.22
Exercised	--
Forfeited or expired	(62,500)	$1.63
Outstanding at September 30, 2007	4,080,166	$0.87	7.8	$703,530
Exercisable at September 30, 2007	2,361,569	$0.60	6.9	$703,530

For the nine months ended September 30, 2007 and 2006, the value of options vesting during the period was $343,480 and $183,093 respectively, and has been reflected as compensation cost. As of September 30, 2007, the Company has unvested options valued at $2,330,468 which will be reflected as compensation cost in future periods as the options vest.

The Company calculates the fair value of employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally four years. The fair value for employee stock options for the three and nine months ended September 30, 2007 and 2006 was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.65%; dividend yield of 0%; volatility factor of 63% to 70%; and a weighted average expected life of the options of 7 years. The risk-free interest rate was based on the applied yield currently available on U.S treasury zero-coupon issues. The expected weighted-average volatility factor is based on the historical stock prices of competitors of the Company whose shares are publicly traded over the most recent period.
A summary of the Company’s warrant activity for the nine months ended September 30, 2007 follows:

Number of Warrants

Warrants outstanding at January 1, 2007	8,456,464
Granted	29,756,319
Exercised	-
Cancelled	-

Warrants outstanding at September 30, 2007	38,212,783

NOTE 7 - STOCK OPTIONS AND WARRANTS (CONTINUED)

On September 1, 2007, the Company issued 500,000 warrants to a consultant for strategic consulting services. 250,000 of these warrants have an exercise price of $1.20 per share, and 250,000 of these warrants have an exercise price of $1.35 per share. These warrants were valued using the Black-Scholes option pricing model at the time the warrants were granted and the fair value of the warrants of $218,750 is reflected in general and administrative costs during the three and nine months ended September 30, 2007. The fair value for these consultant warrants was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.25%; dividend yield of 0%; volatility factor of 63%; and an expected life of 5 years.

There was no intrinsic value to any of the warrants outstanding at September 30, 2007 as all of the outstanding warrants have an exercise price higher than the stock price on September 30, 2007.

See Notes 5 and 6 for a description of the warrants issued in connection with our debenture offerings during the nine months ended September 30, 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING DISCUSSION AND ANALYSIS (“MD&A”) SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF QPC LASERS, INC. AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT ON FORM 10-QSB. THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING OUR OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH-FLOW FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007.

FORWARD LOOKING STATEMENTS

The discussion set forth below contains forward-looking statements that relate to anticipated events, business and economic trends, our expectations with respect to future business or financial results, our plans with respect to new products and our management strategies. You can identify these forward-looking statements by words such as “may,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “goals” “projections” and similar expressions. Such statements are based upon our current expectations and could be affected by the uncertainties and risk factors described throughout this Report and particularly under the heading “Factors That May Affect Future Performance.” Our actual results may differ materially from those anticipated in these forward-looking statements.. Except as required by law or regulation, we assume no obligation to update any forward-looking statements.

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

In the second quarter of 2006, QPC was also awarded a subcontract with Fibertek, Inc. as part of a team working on a project for the United States Missile Defense Agency to develop lasers that emit mid-infrared wavelengths. Management believes these lasers may be used in systems designed to defend military and commercial aircraft against heat seeking missiles. We also believe that this effort will bring us closer to creating a compact and affordable system for detection of biochemical agents in public places. The contract is a Phase III follow-on contract from an earlier contract that QPC completed which demonstrated the early phases of feasibility of our technology. Our portion of this Phase III contract is $800,000 and is to be performed over twelve months through June 2007. As of September 30, 2007, we have recognized $760,000 of revenue from this contract.

The United States Army Research Laboratory awarded us a Phase II development contract in the first quarter of 2006 and we began performing under this contract in the second quarter of 2006. The contract is a follow-on contract from an earlier contract with the same customer in which QPC demonstrated its ability to develop diode lasers that emit wavelengths that are safer to the human eye than conventional high power diode wavelengths. Management believes that upon successful completion of the diode laser project, these lasers will be used in both military and commercial systems to limit accidental damage to human eyes of system operators, friendly forces, and bystanders. The Army contract amount is $673,028 and is to be performed by March 2008. As of September 30, 2007 we have recognized $663,474 of revenue from this contract.

In the second quarter of 2007, the United States Navy awarded QPC two contracts totaling $1 million, and in the third quarter of 2007 awarded us a contract modification totaling $500,000 to deliver high-energy laser engine prototypes for naval aviation directed energy weapons applications. The concurrent nine-month contracts build upon the Company’s previous high-brightness chip-based laser development for the U.S. Navy, as well as for the U.S. Defense Advanced Research Projects Agency (DARPA), the U.S. Army, the Missile Defense Agency, and the Israeli Ministry of Defense. As of September 30, 2007, we have recognized $1.36 million of revenue from these contracts.

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

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2006 or September 30, 2007. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2006, there was no deferred revenue and approximately $42,692 of unbilled receivables related to these government contracts. At September 30, 2007, there was no deferred revenue and approximately $612,456 of unbilled receivables related to these government contracts.

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

QUARTER ENDED September 30, 2007 COMPARED TO THE QUARTER ENDED September 30, 2006

REVENUE. During the quarter ended September 30, 2007, QPC had revenue of $2,156,187 as compared to revenue of $930,184 during the quarter ended September 30, 2006, an increase of approximately 132%. This increase is attributable to an increase in both commercial sales and government contracts. We continue to increase our product offerings and expand our sales and marketing resources. We continued to perform and bill on government contracts awarded to us in prior periods and to ship to customers for orders placed in 2006 and the first two quarters of 2007. Additionally we were awarded two government contracts during the quarter ended June 30, 2007, and an additional government contract modification during the quarter ended September 30, 2007 which we performed and billed on during the quarter ended September 30,2007.

COST OF SALES. Cost of sales, which consists of direct labor, material costs and overhead, was $1,026,189 or 48% of revenue for the quarter ended September 30, 2007 as compared to $690,388 or 74% of revenue for the quarter ended September 30, 2006. As a percentage of revenue, cost of sales decreased as we benefited from higher pricing on our high brightness higher powered modules that shipped during the third quarter, improved efficiencies as a result of allocating our fixed costs over a higher number of units and higher yields on direct materials and labor.

GROSS PROFIT. As a result of the foregoing, our gross profit was $1,129,998 for the quarter ended September 30, 2007 as compared to $239,796 for the quarter ended September 30, 2006, representing gross margins of approximately 52% and 26%, respectively.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material used by our research and development team and overhead, totaled $1,045,049 for the quarter ended September 30, 2007, as compared to $1,081,994 for the quarter ended September 30, 2006 a decrease of approximately 3%. The small decrease in research and development costs is attributable to the shift of some of our resources from development resources to manufacturing as a result of increased orders for our products. We currently expect research and development costs to continue at approximately the same level for the next year

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $1,827,649 for the quarter ended September 30, 2007, as compared to $1,093,561 for the quarter ended September 30, 2006, an increase of approximately 67%. Of this increase, $218,750 was due to non-cash consulting expense for the issuance of warrants to purchase common stock that occurred in the quarter ended September 30, 2007, an increase in selling and marketing costs of approximately $110,500, an increase of approximately $160,000 in employee stock option compensation, and increased legal and accounting fees of approximately $192,000. We expect these categories of expenses to increase in future quarters, based on anticipated growth of the Company.

OTHER INCOME AND EXPENSE. Other Income and Expense reflects the significant impact on our Statement of Operations of the transactions undertaken in connection with the sale of the Secured Debentures in April and May 2007. In those transactions, we sold Secured Debentures and warrants. The conversion feature and detached warrants have been bifurcated and are treated as embedded derivatives. As of the date of issuance, the value of such embedded derivative liabilities aggregated $33,105,551. However, because the price of our common stock was lower on June 30, 2006 than it was on the dates that the Secured Debentures and warrants were issued, the fair value of the embedded derivative liability declined by $20,054,927 as of June 30, 2007. As of September 30, 2007, the value of the embedded derivative liability was $13,526,808, an increase of $476,184 over the value as of June 30, 2007 which is treated as Other Income.

Effect of embedded derivative liability on the three months ended September 30, 2007

	April Secured Debentures and Detached Warrants	May Secured Debentures and Detached Warrants	Total
Value of compound embedded derivative at issuance:
Value of conversion feature	$4,738,682	$4,974,818	$9,713,500
Value of detached warrants (investor warrants)	10,112,590	11,182,902	21,295,492
Value of detached warrants (issued to dealers)	188,750	1,907,809	2,096,559
Total Value of compound embedded derivative at issuance (April 16, 2007 and May 29, 2007	15,040,022	18,065,529	33,105,551
Total value of compound embedded derivative at June 30, 2007	5,220,043	7,830,581	13,050,624
Total value of compound embedded derivative at September 30, 2007	5,416,612	8,110,196	13,526,808
Change in fair value of embedded derivative liability for the three months ended September 30, 2007	$196,569	$279,615	$476,184

Other Income also includes $109,226 of interest income during the three months ended September 30, 2007 compared to interest income of $21,443 during the three months ended September 30, 2006.

Other Income is offset by interest expense of $2,959,975 and $336,697 for the three months ended September 30, 2007 and September 30, 2006 respectively. Interest expense includes non-cash interest for the amortization of loan discount which was $2,319,829 for the third quarter 2007 compared to $240,219 for the third quarter 2006. This increase in loan discount amortization is due to the amortization of loan discount for the Secured Debentures which totaled $2,316,331 for the three months ended September 30, 2007.

NET LOSS. QPC had a net loss of $5,050,613 for the quarter ended September 30, 2007 as compared to a net loss of $8,313,049 for the quarter ended September 30, 2006. This reduction in net loss is due to an increase in gross profit and a reduction in operating costs. During the 2006 period, we incurred a license termination fee of $6,000,000; no comparable charge was incurred during the quarter ended September 30, 2007. These improvements in operating results were partially offset by the increase in general and administrative and other expenses as described above.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE. During the nine months ended September 30, 2007, the Company had revenue of $5,085,771 as compared to revenue of $1,773,094 during the nine months ended September 30, 2006, an increase of approximately 187%. This increase is attributable to an increase in both commercial sales and government contract work which are a result of our expanded sales and marketing resources and our increase in released products. Additionally, we were awarded two government contracts for which we began to perform and bill.

COST OF SALES. Cost of sales, which consists of direct labor, material costs and overhead, was $2,842,132 or 56% of revenue for the nine months ended September 30, 2007 as compared to $1,465,137 or 83% of revenue for the nine months ended September 30, 2006. As a percentage of revenue, cost of sales decreased as we benefited from higher pricing for our high powered high brightness modules that we shipped during the third quarter, improved efficiencies as a result of allocating our fixed costs over a higher number of units, and higher yields on direct materials and labor.

GROSS PROFIT. As a result of the foregoing, our gross profit was $2,243,639 for the nine months ended September 30, 2007 as compared to $307,957 for the nine months ended September 30, 2006, representing gross margins of approximately 44% and 17%, respectively. Costs include non-recurring engineering expenses for custom orders and government contracts.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material and overhead, totaled $3,118,609 for the nine months ended September 30, 2007, as compared to $3,340,772 for the nine months ended September 30, 2006, a decrease of approximately 7%. While we expect to maintain our current level of research and development spending, we expect research and development spending to decrease as a percentage of revenue as our revenues increase.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $4,452,062 for the nine months ended September 30, 2007, as compared to $4,670,865 for the nine months ended September 30, 2006, a decrease of approximately 5%. This reduction in general and administrative expense is attributable to $1,531,000 of expense in 2006 was a non-cash expense attributable to the fair value of shares issued to investor relations consultants, offset by $218,750 of expense during 2007 related to the issuance of warrants to a consultant. The decrease in non-cash investor relations expenses was partially offset by increased sales and marketing expenses, increased stock option compensation expense, legal and accounting fees.

OTHER INCOME AND EXPENSE. Other Income and Expense reflects the significant impact on our Statement of Operations of the transactions undertaken in connection with the sale of the Secured Debentures in April and May 2007. In those transactions, we sold Secured Debentures and warrants. The conversion feature and detached warrants have been bifurcated and are treated as embedded derivatives. As of the date of issuance, the value of such embedded derivative liabilities aggregated $33,105,551. However, because the price of our common stock was lower on September 30, 2007 than it was on the dates that the Secured Debentures and warrants were issued, the fair value of the embedded derivative liability declined by $19,578,743 which is treated as Other Income.

Other Income also includes $157,203 of interest income during the nine months ended September 30, 2007 compared to interest income of $27,916 during the nine months ended September 30, 2006. Other Income is offset by interest expense of $5,440,561 and $1,947,056 for the nine months ended September 30, 2007 and September 30, 2006 respectively. Interest expense includes non-cash interest for the amortization of loan discount which was $4,077,149 for the nine months ended September 30, 2007 compared to $877,461 for the nine months ending September 30, 2006. This increase in loan discount amortization is due to the amortization of loan discount for the Secured Debentures which totaled $3,586,950 for the nine months ended September 30, 2007. Interest expense during the nine months ended September 30, 2006 also included $690,000 for the issuance of warrants as loan fees.

Other Income is also offset by the placement costs associated with the sale of the Secured Debentures and warrants. Placement costs of $17,740,180 are included in other expense for the nine months ended September 30, 2007 which includes $16,562,020 for the value of the embedded derivatives including warrants issued to placement agents and shares of common stock issued to placement agents in excess of the face amount of the debentures.

NET LOSS. QPC had a net loss of $8,700,092 for the nine months ended September 30, 2007 as compared to a net loss of $15,958,945 for the nine months ended September 30, 2006. During the 2006 period, we incurred a license termination fee of $6,000,000; no comparable charge was incurred during the quarter ended September 30, 2007. The decrease in net loss is also attributable in an increase in gross profit together with a decrease operating expenses and an increase in other income less other expenses.

Liquidity and Capital Resources

Overview

We continue to operate with a negative cash flow from operations, and depend upon external financing to maintain our operations. QPC lost $8,700,092 during the nine months ended September 30, 2007 and has a cumulative deficit of $60,206,485 as of September 30, 2007. Our negative cash flow from operations during the nine months ended September 30, 2007 was in excess of $725,000 per month, and our current negative cash flow is approximately $800,000-850,000 a month. We currently anticipate that we will continue to have a negative cash flow from operations for at least the next 12 months.

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

The purchase price consisted of (i) $ 5,013,900 in cash, (ii) outstanding notes in the aggregate principal amount of $1,604,631 which were exchanged for debentures, (iii) promissory notes for the aggregate principal sum of $560,000. The Company paid the following fees (including fees for advisors, placement agents and finders) in connection with the financing: (i) $404,068 in cash, (ii) warrants to purchase up to 212,796 shares of common stock, and (iii) 100,000 shares of common stock.

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

The net cash proceeds to us from the April 2007 Debenture Offering and May 2007 Debenture Offering was approximately $13,900,000. Our negative cash flow in recent months has been approximately $800,000 - 850,000 a month. Accordingly, we currently expect such funds will be sufficient to meet our cash requirements until late 2008. However, our expectations may prove incorrect and we may need to raise additional funds. Moreover, if we do not generate positive cash flow from operations and we expend our current cash resources to meet our ongoing requirements, then we will not have sufficient cash to meet our debt obligations that mature in 2009. Those obligations are in excess of $25 million, and even if all of the Secured Debentures are converted into shares of common stock our payment obligation on our outstanding debt in 2009 will be nearly $6 million.

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

Current Debt Obligations

Our current obligations require us to make the following payments over the next five years including principal and interest:

Payments by Period
	Remainder of 2007	2008	2009	2010 and Beyond
Subordinated Secured Notes Payable	62,052	148,876	--	--
Finisar Secured Note Payable	217,804	871,214	5,653,408	--
Secured Equipment Financing	65,970	263,880	178,180	221,250
April Secured Debentures	196,904	787,615	8,275,251	--
May Secured Debentures	263,863	1,055,450	10,994,271	--
Total	$806,596	$3,127,035	$25,101,110	$221,250

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

Capital Expenditures

From January 1, 2007 to September 30, 2007 we spent approximately $125,903 on manufacturing and computer equipment and leasehold improvements and furniture. We expect our capital expenditures to increase based on growth of our operations, and increased orders and personnel. We are considering expanding our manufacturing area by up to 10,000 square feet. Our facility has warehouse space that is contiguous to our present manufacturing area that we are considering using for the manufacturing area expansion. We expect that expansion, should we choose to proceed, to cost in the range of $1 million to $2 million.

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

We have relied upon outside financing to fund our operations. As a result, our ability to sustain and build our business has depended upon our ability to raise capital from investors and we do not know if we will be able to continue to raise sufficient funds from investors. We have operated on a negative cash flow basis since our inception and we have never earned a profit. We anticipate that we will continue to incur losses and operate on a negative cash flow basis for at least the next 12 months.  We have financed our operations to date through the sale of stock, other securities and certain borrowings.

In April and May 2007 we received net proceeds of approximately $13,900,000 through the sale of Secured Debentures and common stock purchase warrants. We believe such funds will be sufficient to sustain our operations  until the latter part of 2008 based upon our current expectations. If such expectations prove incorrect, or if we continue to operate on a negative cash flow basis at the end of such period, then we will likely need to raise additional funds through the sale of securities. See also the Risk Factor below regarding our need to raise additional funds to pay our outstanding debt.

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

We do not have sufficient revenues to service our debt. As of September 30, 2007, we had $24,864,296 of debt secured by our fixed assets and intellectual property. $7,976,146 accrues interest at a rate of 10% per annum and requires monthly interest payments until April 2009, when the balance is due in full; $10,554,500 accrues interest at a rate of 10% per annum and requires monthly interest payments until May 2009 when the balance is due in full; $201,264 debt accrues interest at a rate of 10% per annum and requires monthly payments until September 30, 2008; $5,698,342 of debt accrues interest at a rate of 10% per annum and requires monthly payments until September 18, 2009 at which time the balance of 5,031,872 is due and payable; and $434,044 accrues interest at a rate of 33.65% and requires monthly payments until January 2012. If we are unable to service our debt, our assets, including our patents and other intellectual property, may be subject to foreclosure. Accordingly, if the Secured Debentures are not converted we will default unless we are able to raise additional funds through the sale of new securities. It is our expectation that most or all of the Secured Debentures will be converted into shares of common stock. However, we can not predict how many Secured Debentures will be converted and, even if all the Secured Debentures are converted, we will still owe more than $5,800,000 in 2009. We do not currently have the ability to service this debt without obtaining additional cash resources. If our revenues fail to increase sufficiently, our debt service requirements may affect our working capital and, therefore, adversely affect our ability to operate our business. If we are unable to service our debt, our assets, including our patents and other intellectual property, may be subject to foreclosure and our common stock may become worthless.

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

Our products are not proven. We are currently engaged in the design, development and production of laser diode products for certain medical, industrial and defense applications. Our first commercial sales occurred in 2004. We continue to develop new products, some of which are in the design or prototype stage. Most of our products do not have an established commercial track record. We have received only a limited number of purchase orders for our products and we only have a limited number of contractual arrangements to sell our products.

We are dependent on our customers and vulnerable to their sales and production cycles. For the most part, we do not sell end-user products. We sell laser components that are incorporated by our customers into their products. Therefore, we are vulnerable to our customers’ business cycles and sales growth. Failure of our customers to sell their products will ultimately hurt their demand for our products, and thus, have a material adverse effect on our revenues.

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

We currently rely on R&D Contracts with the U.S. Government. Currently, a significant part of our near term revenue is expected to be derived from research contracts from the U.S. Government. Changes in the priorities of the U.S. Government may affect the level of funding of certain defense and homeland security programs. For example, the requirements for funding the wars in Iraq and Afghanistan may adversely impact the availability of funding for research programs in our area of expertise.

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

MARKET RISKS.

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. Prior to the Share Exchange in May 2006, QPC’s shares were not publicly traded. Through this Share Exchange, QPC has essentially become public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we have undertaken efforts to develop market recognition for our stock. As of September 30, 2007, we had approximately 505 stockholders of record and our market capitalization was approximately $ 28,607,870. As a result, there is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

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

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock. This downward pressure could be magnified as a result of the large number of shares issuable upon the exercise of outstanding warrants, the conversion of our convertible debt and the exercise of outstanding options. Certain of our outstanding warrants, including the warrants issued in connection with the April 2007 Debenture Offering and the May 2007 Debenture Offering, have registration rights. As of September 30, 2007, 38,212,783 shares of our common stock are issuable upon exercise of warrants at an exercise price ranging between $1.05 to $1.50, 17,867,282 shares of our common stock are issuable upon the conversion of our convertible debt at a conversion price of $1.05 and 4,080,166 shares of our common stock are issuable upon exercise of options.

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

Dated: November 9, 2007	QPC Lasers, Inc.

/s/ George Lintz George Lintz
Chief Operating Officer, Chief Financial Officer

/s/ Jeffrey Ungar Chief Executive Officer