Form 10KSB
period 2007-12-31
QPC Lasers
filed 2008-03-25
CIK 1310753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State issuer’s revenues for its most recent fiscal year: $7,932,182

The aggregate market value of all stock held by non-affiliates of the registrant was $13,643,873 as of March 10, 2008 (computed by reference to the last sale price of a share of the registrant’s common stock, $0.001 par value (“common stock”) on that date as reported by the Over the Counter Bulletin Board). For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  38,676,783 shares of common stock are outstanding as of March 10, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III of this Annual Report on Form 10-KSB will be set forth in, and is incorporated by reference from the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed pursuant to Rule 14a-101 on Schedule 14A with the Securities and Exchange Commission (the “Commission”) within 120 days after the close of the fiscal year ended December 31, 2007 (the “Proxy Statement”).

Transitional Small Business Disclosure Format (Check one): Yes  ☐ ; No  ☒

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

As used in this annual report, the terms “we”, “us”, “our”, “the Company” or “QPC” mean QPC Lasers, Inc.

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

We design and manufacture high brightness semiconductor lasers for a variety of consumer electronics, defense, medical and industrial applications. We have developed multiple technology platforms, with eight issued patents and eight patents pending. We believe our proprietary technology positions us to gain market share with products that address important issues of laser performance including brightness, power, and the ability to produce laser light at specified wavelengths. We are vertically integrated, from semiconductor fabrication through packaging, and perform all critical production processes at our facility in Sylmar, California.

Our current products include high brightness diode lasers used for “pumping” or energizing large solid-state or fiber lasers, as well as diode lasers that may be used directly for various defense, medical, consumer electronic and industrial applications. In 2007, approximately 52% of our revenues were derived from contracts with various agencies of the U.S. Department of Defense and from sales of product to certain defense contractors. Approximately 27% of our 2007 revenues were derived from the sale of products for certain medical applications, approximately 13% of our revenues were derived from the sale of products for consumer electronics applications and approximately 8% of our revenues were derived from the sale of products for various industrial applications.

We were founded in 2000 by Dr. Jeffrey Ungar, a Caltech graduate and former head of Advanced Optoelectronic Device R & D at Ortel, and George Lintz, MBA, an entrepreneur with fifteen years of investment banking and finance industry experience. Under their administration, we have built a staff of more than 60 employees, including prominent scientists and engineers. Eighteen of our employees have Ph.Ds. By 2002, we had created a state-of-the-art production facility that covers 18,000 square feet and allows us to conduct nearly all of our operations on site, including R&D, semiconductor wafer fabrication, processing and packaging. In its present configuration, our plant has the wafer capacity to produce three million devices per year and it is scalable to an estimated 20 million devices.

 In 2002, we also produced the “first light” from our laser devices and procured our initial government contracts. In 2003, we phased in these government contracts and focused on product development for industrial, medical and defense purposes. In 2004, we initiated our first commercial shipments of our “Generation I” devices and in 2005, we introduced and began to market “Generation II” products, hired worldwide sales representatives and attracted several original equipment manufacturer (“OEM”) orders. These contracts have all since terminated. In 2007, we introduced our “Generation III” products which output over 100 Watts or which produce visible light.

Since our inception, we have received over $6 million of development contracts from the United States Navy, United States Army, and United States Missile Defense Agency as well as from prime defense contractors in the United States and Israel. As of December 31, 2007, contracts with the U.S. Navy, the U.S. Army, and an agreement with an Israeli prime defense contractor remain active. Please see “Management’s Discussion and Analysis of Results of Financial Condition” for additional information on our material agreements.

Total sales for the years ending December 31, 2007 and 2006 were $7,932,182 and $3,073,332, respectively. Our net loss for the years ending December 31, 2007 and 2006 was $9,710,564 and $18,692,607, respectively.

On May 12, 2006, we entered into a Share Exchange Agreement with Quintessence Photonics Corporation, a Delaware corporation, and the stockholders of all of the equity stock of Quintessence, and closed the transaction on the same date. Prior to the Share Exchange, we had 24 stockholders of record. Pursuant to the Share Exchange Agreement, QPC issued one share of its common stock to the Quintessence Stockholders in exchange for each share of their Quintessence common stock. The Quintessence Stockholders transferred substantially all of the shares of equity stock of Quintessence, thereby making Quintessence a subsidiary of QPC, and QPC issued an aggregate of 26,986,119 shares of its common stock to the Quintessence Stockholders. Furthermore, all Derivative Securities and preferred stock that may be exercised or converted into Quintessence common stock were exchanged for Derivative Securities that may be exercised or converted into shares of common stock of QPC. The number of shares of common stock of QPC underlying the new QPC Derivative Security was equal to the number of shares of common stock of QPC that would have been issued to the Quintessence Stockholders, had they exercised or converted the Quintessence Derivative Security into Quintessence common stock immediately prior to the closing of the Share Exchange. Pursuant to the Share Exchange Agreement, QPC issued options, warrants or convertible notes that may be exercised or converted, as the case may be, into 10,776,879 shares of common stock of QPC. After closing the Share Exchange, the Quintessence stockholders held at least 87% of the outstanding shares of common stock of QPC. We had 521 stockholders of record after the closing of the Share Exchange. This May 2006 transaction (1) involved no general solicitation or general advertising, and (2) involved no non-accredited purchasers. Thus, we believe that the offering was exempt from registration under Regulation D, Rule 506 of the Securities Act

Industry Overview

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

Gas Lasers

The principal attribute of gas-powered lasers, such as carbon-dioxide lasers, is that they produce a beam of good quality, or brightness. However, they are expensive, occupy large amounts of floor space, have low efficiency rates—consuming approximately 100 times as much energy as they emit—and require vast cooling systems to handle the excess heat that is wasted in the process. They also have a major disadvantage because their output beams are incompatible with transport through optical fibers.

Solid-State and Fiber Lasers

Solid-state and fiber lasers utilize a suitably doped solid (crystalline or glass) as the active medium. This medium must be illuminated or “pumped” by an intense optical source, such as a flashlamp or another laser in order to produce laser light. The ruby and Nd:YAG lasers are solid-state lasers. Solid-state and fiber lasers, as is the case with gas lasers, offer good beam quality, but high power solid-state units are expensive, and at kilowatt powers, very large (in some cases the size of a car). Flashlamp pumped solid-state and fiber lasers have very poor efficiency, which means that only a very small fraction of the power used in the process is actually transmitted to the laser while the balance is wasted as heat. As a result, solid-state and fiber lasers require significant cooling infrastructure. This can be somewhat improved by pumping solid-state and fiber lasers with laser diodes rather than flashlamps; however, this increases the cost of the system.

Semiconductor (or Diode) Lasers

Semiconductor, or diode lasers, convert electricity directly into light in a semiconductor chip without any other medium (such as gas or a crystal). Semiconductor lasers are compact, highly efficient, rugged and may be inexpensively manufactured in large quantities using techniques similar to those used for mass-producing consumer electronics. Typically, diode lasers successfully convert over 50% of the electric power source into the laser beam. Diode lasers are widely used for certain mass production applications such as CD players, barcode readers, and laser printers. The major disadvantage of standard diode lasers is that they generate low optical quality beams; technically speaking, they lack “brightness.” This limits their usefulness for certain industrial, material and defense applications which require high quality beams.

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

QPC’s Strategy

We believe there is a significant opportunity for semiconductor lasers that can produce high power, high brightness beams with precise wavelength control. Such high performance characteristics, combined with the efficient use of energy and low cost of manufacture associated with semiconductor lasers, may offer potential advantages to a wide range of end-users. Based on our proprietary technologies, we have developed the products discussed below and we are continuing to pursue the development of higher performance semiconductor lasers for the defense, medical, consumer electronics and industrial markets.

Product Offerings

We are launching our products in three distinct phases. Our Generation I offerings, released in 2004, are currently available to the industrial, defense and medical markets. They were designed to establish market presence and generate immediate revenues by offering advantages in terms of cost, reliability, efficiency and power brightness. Generation I products include single emitters, mounted and unmounted bars covering wavelengths from 800 nanometers (“nm”) to 1,500 nm and power levels ranging from 2.5 watts to 50 watts. These products have been sold to more than 25 customers including defense contractors, industrial laser system manufacturers, and medical laser manufacturers.  Repeat and/or production quantity orders have been received from several customers.

 We released our first Generation II products in January 2006. Additional Generation II products have been released over the course of 2006 and the first half of 2007. These products deploy our proprietary chip technology and offer enhanced brightness over the first generation products. We have received purchase orders for Generation II products from multiple customers including defense contractors, medical device companies, research institutions and industrial companies. Our Generation II products incorporate (1) our non-absorbing mirror technology which can generate significantly higher power without causing catastrophic optical damage (“Brightlase®”) and (2) our internal gratings which enable our customers to specify exact, desired wavelength within +/- 0.5 nanometers (BrightLock™). Internal gratings reduce the requirement for customers to cool or heat their diodes to achieve a specified wavelength. Generation II products are available in wavelengths from 780 nm to 1750 nm.

We are developing Generation III products which are intended to provide certain performance improvements over our Generation II products. Development contracts have been received from various agencies within the United States Department of Defense for technologies that are relevant to our Generation III products. We released initial Generation III products in 2007, with further commercialization expected in 2008-2009. We will attempt to penetrate the solid-state and gas laser markets with our Generation III diode solutions. In addition, we believe that this class of products may expand our opportunities for homeland security and defense applications that require low cost, small, light, rugged and efficient lasers. See “Technology Platforms” below.

In 2007, we announced the Ultra™ laser module product family with several options that include optical, thermal, and electrical integration.  In 2008, we plan to offer custom integrated solutions to large customers who require optical, thermal, or electrical integration of our lasers.

Potential Product Applications

The following are examples of applications of our laser products. All of these markets may be addressed by our Generation I and/or II products, except “Direct-Diode Materials Processing,” and certain homeland security applications which we believe may be addressed by our Generation III products.

Defense and Homeland Security

Because of their compact size, lightweight and ruggedness, semiconductor lasers are ideal for military and aerospace applications. Used directly or as pumps for other lasers, semiconductor lasers are introduced in a wide variety of applications including the transmission of optical energy to a target and the receipt of a portion of such optical energy back in order to remotely measure various physical properties of the target. Our technology should enable diode lasers to be used directly in applications where traditional diode lasers have provided insufficient performance in areas such as direct target illumination.

Defense applications for lasers exist at both low and high power levels. On the low power end (less than 500 milliwatts), direct diode lasers are used for free-space communications for line of sight transmission. Laser communication is preferable to radio frequency (“RF”) communication because RF signals identify the location of the transmitter and can be easily intercepted, while laser communications cannot be detected unless the eavesdropper is in the exact line of the laser beam. A drawback of free-space laser communications is that fog and battlefield smoke can interfere with the signal; lasers emitting light in the mid-infrared wavelengths would be many orders-of-magnitude more penetrating than conventional wavelengths. We are currently in the process of developing products that are intended to operate in the mid-infrared range.

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

During our 2007 and 2006 fiscal years, 52% and 65% of our revenues, respectively, were derived from defense and homeland security related applications.

Medical

At present, a variety of medical applications utilize diode lasers as either pump lasers or as direct diode treatment because of their compact size, efficiency, low cost and ability to produce large optical energies. Hair removal, dental, ophthalmic and other dermatological applications utilize diode laser light directly. The wavelength of the light is critical to the treatment efficacy and the laser source is selected to match the absorption lines of various skin, blood or organ constituents, or that of an injected dye. In many cases, the light is delivered through a fiber by way of a catheter or scope that needs to be extremely small, resulting in the need for high brightness fiber coupled with diode lasers. Medical imaging is also an emerging application for diode lasers.

During our 2007 and 2006 fiscal years, 27% and 20% of our revenue, respectively, were derived from medical applications.

Consumer Electronics

There is an emerging and potentially large market for laser-driven displays such as rear-projection television and digital theater. These products will require high power and low cost laser sources in the visible region of the spectrum. Laser TV displays have the potential to produce high resolution images with vibrant colors, while reducing power consumption as compared to plasma TVs. The technology used in laser TVs could also have potential applications for other products including projectors and mini-projectors for cell-phones. In 2007, as part of the “Generation III” product introduction, we developed visible laser technology for laser television applications and other consumer electronics displays. These potential applications remain in the development stage and it is not clear at this time if commercially viable products using lasers for display applications can be developed. We won a substantial contract for laser television and recognized revenues in 2007 associated with that contract.  During the 2007 fiscal year, 13% of our revenues were derived from consumer electronic applications; no revenues were derived from such applications in 2006.

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

During our 2007 and 2006 fiscal years, 8% and 15% of our revenue, respectively, were derived from industrial applications.

Technology Platforms

Our proprietary Brightlase® technology enables us to manufacture single emitters that produce high brightness beams without causing catastrophic optical damage to the semiconductor facet through the use of non-absorbing mirrors. Brightlase® products are available from 780 nm to 1600 nm and may be used for medical applications such as the treatment of varicose veins, industrial applications such as printing and laser pumping and defense applications such as target illumination.

We have manufactured arrays of laser diodes in which each diode has more brightness than conventional arrays. The high brightness of these arrays allows them to be used in applications such as direct diode materials processing, fiber-core laser pumping or red-green-blue displays that cannot use conventional laser diodes or arrays.

We have developed technology that uses internal gratings to enhance the ability of the laser to produce light at specified wavelengths (BrightLock™). Diode lasers that emit light in a narrow spectrum are more efficient for pumping fiber and solid-state lasers. They are also less sensitive to temperature changes that could affect laser performance. Potential applications include detection of bio-chemical agents, spectroscopy and pumping of industrial lasers.

We have demonstrated high power monolithic surface emitting arrays, wherein we aggregate many high power (> 1 watt) surface-emitting lasers onto a single semiconductor chip. This development may significantly reduce the size of a high power laser and may permit the fabrication of large-scale, high power spectrally narrowed laser arrays at much lower cost and much longer lifetimes than conventional technology permits. We believe that our surface emitting array technology is a significant achievement in low cost laser manufacturing because it should enable a complete two-dimensional high power array to be produced on a single wafer and be packaged on a single cooler. By contrast, conventional laser array technologies generally require individual manufacture, assembly and testing of each row of an array. Our surface emitting technology, which was developed with funding from the U.S. Navy, represents a decrease in the number of coolers required. This technology also facilitates an improvement in reliability, because it eliminates the need for “micro-channel” coolers that are a leading cause of laser burnout.

We have developed high power lasers with on-chip, monolithic wavelength control. These lasers are used for pumping solid-state lasers as well as other applications, and have what we believe are advantages over conventional lasers including efficient absorption by the solid-state crystal, and lower temperature sensitivity of wavelength.

We have also developed high power long-wavelength arrays for pumping eye-safe lasers. These are lasers that emit beams in the 1300 nm to 1750 nm range. Eye safe lasers are very important for industrial and military lasers in order to reduce the risk of collateral casualties. We have developed eye-safe laser arrays, and are pursuing a new class of advanced high performance wavelength stabilized arrays for eye-safe lasers. Eye-safe laser pumping technology may be used in the creation of directed energy weapons for the U. S. military, as well as for the creation of eye-safe laser products for surgery, hair, tattoo and acne removal, and other commercial applications.

Laser sources in the mid-infrared range may be important for homeland defense against terrorism. They might be used to confuse heat-seeking missiles launched against airliners and also for early warning of biological and chemical attacks. We have performed an early-stage demonstration of a novel technology for shifting the output of a laser diode into the mid-infrared wavelength range which may enable us to provide compact, high performance mid-infrared laser diodes at very low manufacturing costs. Lasers generating light in the mid-infrared wavelengths may also be used for detecting pollution, hazardous materials and chemical explosives.

Sales and Marketing Plan

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

In the United States, we have a sales team that sells directly to our customers. In foreign markets, we use distributors to sell our products, and we have existing relationships in a number of countries including Germany, the United Kingdom, Israel, Italy, France, China, Japan and Korea. The distributor agreements generally provide that the distributor will promote, advertise, market and sell our products on an exclusive basis throughout the relevant territory. We will fill orders from distributors in accordance with agreed-upon delivery times. Distributors are generally required to make payments within 45 days of invoice. Generally, either party may terminate the agreement on 90 days’ written notice.

On a global basis, we employ various outside consultants to gain access to new accounts. Our in-house sales and marketing team currently consists of thirteen employees including a Senior Vice President of Sales and Marketing, a Director of Marketing for the Medical industry, a Director of Worldwide Sales, a Director of Government Program Development, a Director of US Sales, Business Development for Consumer Electronics, a Product Marketing Manager, a Technical Product Manager, a Regional Sales Manager, and a Sales Administrator.

Our marketing activities include advertising in several international trade journals and we have published articles in many magazines. Our scientists have presented several technical papers at military and general laser conferences. We also exhibit at more than ten trade shows on an annual basis. In addition, we use an outside agency for graphic arts and marketing communications.

 Our advertisements and website are currently producing an average of one new inquiry per day. We manage the inquiries by parceling them into (1) standard products; (2) custom inquiries from desirable OEM target customers for products on our roadmap; and (3) other. Our general policy is to decline to quote on inquiries that do not fall within the first two categories.

Competition

We compete with approximately 40 companies that produce laser diodes. Some of these companies, such as JDS Uniphase and Coherent, Inc., are large, well-established companies that have substantially greater resources than we do to pursue product development, manufacturing and marketing. There are also many smaller companies engaged in the production of laser diodes, such as nLight Photonics and Alfalight. Historically, most laser diodes produced by our competitors have generated high power, but with low brightness. We believe that our products may enjoy a competitive advantage to the extent that we can combine high power and high brightness in our products.

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

Customers

For the year ended December 31, 2007, we had two major customers who accounted for approximately 32% of our total revenue. For the year ending December 31, 2006, we had three major customers who accounted for approximately 54% of our total revenue. Total government contract revenue during the years ended December 31, 2007 and 2006 was approximately 36% and 51%, respectively. In particular, revenue from the Navy during 2007 and 2006 comprised 19% and 0% respectively, and revenue from the Missile Defense Agency comprised 5% and 13%, respectively. Revenue from the Defense Advance Research Projects Agency contract was 29% of our overall revenue for the year ending December 31, 2006 and 5% of our overall revenue for the year ending December 31, 2007. In addition to the government contract revenue indicated above, we had sales of approximately $360,000 or 12% of our total revenue to a single commercial customer during the year ended December 31, 2006. During 2007, we had sales of approximately $1 million or 13% of our total revenue to a single commercial customer. As of December 31, 2007 and 2006, the amounts due from government contracts was $609,874 and $383,935 respectively, and is included in accounts receivable in the accompanying financial statements.

Patents, Trademarks and Intellectual Property

We have been granted eight patents and have eight patents pending. These patents cover a suite of different laser-related technologies and are related to process (manufacturing), performance characteristics and design. We have applied for patents in our key markets of North America, Asia and Europe, and have been granted trade secret protection, where appropriate. We also believe that due to the complex nature of our products, our products would be very difficult to reverse engineer and replicate with precision.

The following is a table of our eight issued patents:

Title	Patent No.	Issue Date

A Laser Diode with an Internal Mirror	6,711,199	March 23, 2004

A Laser Diode with a Low Absorption Diode Junction	7,103,080	September 5, 2006

A Laser Diode With an In-Phase Output	6,668,003	December 23, 2003

Mid-Infrared Laser Diode	6,865,209	March 8, 2005

De-Tuned Distributed Feedback Laser Diode	7,139,299	November 21, 2006

A Laser Diode With an Amplification Section That has a Varying Index of Refraction	7,269,195	September 11, 2007

Mid-Infrared Laser Diode	7,339,964	March 3, 2008

Laser Diode With Monolithic Intra-Cavity Difference Frequency Generator	7,342,951	March 11, 2008

The following is a table of our eight pending patent applications:

Title	Serial No.	Filing Date

Compact, High Power Pulsed Laser Source	11/248,769	October 11, 2005

High Performance Vertically Emitting Lasers	10/264,534	October 3, 2002

High Performance Vertically Emitting Lasers	11/130,535	May 16, 2005

Very Low Cost Surface Emitting Laser Diode Arrays	11/042,759	January 24, 2005

Semiconductor laser array beam transformer/equalizer	11/175,699	July 6, 2005

Apparatus For Dynamic Control Of Laser Beam Profile	11/269,974	November 8, 2005

Direct Impingement Cooling of a Laser Diode Array	11/345,107	January 13, 2006

Vertically Emitting Laser And Method Of Making The Same	11/677,417	February 21, 2007

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

Research and Development

Our research and development efforts are crucial to our potential for success. As a small company without long-established customer relationships, our ability to generate sales is dependent upon the technological features of our products. We must continually exert substantial efforts to develop innovative products and improvements to existing products. We currently conduct research and development activities in-house under the supervision of Jeffrey Ungar, our Chief Executive Officer. We spent approximately $4.5 million for research and development in 2006 and in 2007. We expect to continue to expend significant amounts on research and development for the foreseeable future.

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

Depending upon their features and specifications, our products could be subject to export controls which may limit our ability to sell products to certain countries. Such controls include the Export Administration Regulations administered by the Department of Commerce and the International Traffic in Arms Regulations, administered by the Department of State.  Working with a legal firm that specializes in export license law, we have successfully applied for and have received export licenses when appropriate.  If we fail to comply with applicable export regulations, we could be subject to civil and criminal penalties. In addition, we could be debarred from acting as a prime or sub-contractor on contracts awarded by federal government agencies; such contracts currently account for approximately 36% of our revenues.

Employees

We have 61 full-time employees. We have 18 employees in research and development/engineering, 13 in sales and marketing, 8 in general and administration and 22 in manufacturing. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.

ITEM 2.  DESCRIPTION OF PROPERTY.

Our principal executive offices and manufacturing facilities consist of a total of 40,320 square feet and are currently located at 15632 Roxford Street, Sylmar, California 91342 with a lease term of ten years and an option to extend at market rates for an additional five years. The expiration of the lease is May 31, 2016 for the initial term and May 31, 2021 for the option. We use 18,000 square feet of our leased 40,320 square foot building and sub-let the remainder of our facility for warehousing space. We pay approximately $25,500 per month for lease payments and approximately $1,800 per month for common area maintenance and recover $8,500 from our subleases. We believe we will need to expand our current facility, and are contemplating doing so by expanding into a portion of the space that we currently sublease.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, the Company is involved in legal actions arising in the ordinary course of business. We do not believe that any pending legal proceedings, if decided adversely to us, would have a material adverse effect upon our business, results of operations or financial condition and are not aware of any threatened or contemplated proceeding by any governmental authority against our Company. Absolute assurance cannot be given that third party assertions will be resolved without costly litigation in a manner that is not adverse to the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended December 31, 2007.

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

	High Bid	Low Bid
2007
First Quarter	$1.69	$0.90
Second Quarter	$1.50	$0.31
Third Quarter	$1.51	$0.61
Fourth Quarter	$0.75	$0.56

	High Bid	Low Bid
2006
First Quarter	*	*
Second Quarter	$3.05	$1.75
Third Quarter	$2.84	$1.60
Fourth Quarter	$1.70	$1.03

* There were no trades of Company common stock during such quarter.

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On March 10, 2008, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.54 per share.

As of March 10, 2008, there were approximately 500 stockholders of record, and a total of approximately 1800 owners of our common stock including those with a beneficial interest in shares held in street name.

Dividends

We have never paid any cash dividends on the common stock or the preferred stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any cash dividends on the common stock or the preferred stock in the foreseeable future

Recent Sales of Unregistered Securities

On May 12, 2006, we entered into a Share Exchange Agreement with Quintessence, and the Quintessence Stockholders, and closed the Share Exchange on the same date. Prior to the Share Exchange, we had 24 stockholders of record. Pursuant to the Share Exchange Agreement, QPC issued one share of its common stock to the Quintessence Stockholders in exchange for each share of their Quintessence common stock. The Quintessence Stockholders transferred substantially all of the shares of equity stock of Quintessence, thereby making Quintessence a subsidiary of QPC, and QPC issued an aggregate of 26,986,119 shares of its common stock to the Quintessence Stockholders. Furthermore, all Derivative Securities and preferred stock that may be exercised or converted into Quintessence common stock were exchanged for Derivative Securities that may be exercised or converted into shares of common stock of QPC. The number of shares of common stock of QPC underlying the new QPC Derivative Security was equal to the number of shares of common stock of QPC that would have been issued to the Quintessence Stockholders, had they exercised or converted the Quintessence Derivative Security into Quintessence common stock immediately prior to the closing of the Share Exchange. Pursuant to the Share Exchange Agreement, QPC issued options, warrants or convertible notes that may be exercised or converted, as the case may be, into 10,776,879 shares of common stock of QPC. After closing the Share Exchange, the Quintessence stockholders held at least 87% of the outstanding shares of common stock of QPC. We had 521 stockholders of record after the closing of the Share Exchange. This May 2006 transaction (1) involved no general solicitation or general advertising, and (2) involved no non-accredited purchasers. Thus, we believe that the offering was exempt from registration under Regulation D, Rule 505 of the Securities Act.

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

During 2006, we issued 2,500 shares of restricted common stock upon warrant exercise for total gross proceeds of $3,750 to one investor. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or general advertising for the acquisition of these securities

Effective April 16, 2007, the Company entered into securities purchase agreements with certain investors, pursuant to which the Company issued the investors secured convertible debentures in the aggregate principal amount of $7,976,146 at an original issue discount of 10%. The April Secured Debentures have a term of 2 years and pay interest at the rate of 10% per annum, and are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to customary adjustments as set forth therein and any applicable Milestone Adjustments as described therein. In addition, the Company issued to the investors five year warrants to purchase up to 11,394,494 shares of the common stock at an exercise price of $1.05 per share, subject to adjustment therein, including full-ratchet and other standard anti-dilution protection and any applicable Milestone Adjustments.

We sold the April Secured Debentures and the warrants in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D as promulgated by the SEC under the Securities Act, based upon the following: (i) each of the investors provided information to the Company confirming that such investor is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and that such investor has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and risks of the investment in the securities; (ii) all investors were solicited through direct contact and no means of general solicitation was employed in connection with the offering; (iii) the investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer or sell such securities only in a transaction registered under the Securities Act, exempt from registration under the Securities Act, or to an “affiliate” (as defined in Rule 144 promulgated under the Securities Act) of the investor who is an accredited investor, and (iv) legends were placed on each of the warrants and April Secured Debentures setting forth the restrictions on transfer applicable to such securities.

In May 2007, we issued to certain investors secured convertible debentures in the aggregate principal amount of $10,554,500 at an original issue discount of 10%. The May Secured Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to certain adjustments. In addition the Company issued to the investors in the May Secured Debentures five year warrants to purchase up to 15,077,857 shares of common stock at an exercise price of $1.05, subject to certain adjustments. The aggregate purchase price for the May Secured Debentures and warrants was $9,500,000 paid in cash. The Company paid the following fees (including fees for advisors, placement agents and finders) in connection with the May 2007 Debenture Offering: (i) $795,000 in cash, and (ii) warrants to purchase up to 2,571,171 shares of common stock.

We sold the May Secured Debentures and the warrants in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D as promulgated by the SEC under the Securities Act, based upon the following: (i) each of the May Investors provided information to the Company confirming that such May Investor is an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act and that such May Investor has such knowledge and expertise in financial and business matters that it is capable of evaluating the merits and risks of the investment in the securities; (ii) all May Investors were solicited through direct contact and no means of general solicitation was employed in connection with the offering; (iii) the May Investors acknowledged that all securities being purchased were “restricted securities” for purposes of the Securities Act, and agreed to transfer or sell such securities only in a transaction registered under the Securities Act, exempt from registration under the Securities Act, or to an “affiliate” (as defined in Rule 144 promulgated under the Securities Act) of the May Investor who is an accredited investor, and (iv) legends were placed on each of the warrants and May Secured Debentures setting forth the restrictions on transfer applicable to such securities.

Equity Compensation Plan

Information regarding our equity compensation plan is incorporated by reference from the information contained in our Proxy Statement to be filed with the Commission no later than April 29, 2008.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF QPC LASERS, INC. AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING OUR OPERATING RESULTS, FINANCIAL CONDITIONS AND LIQUIDITY AND CASH-FLOW FOR THE FISCAL YEARS ENDED DECEMBER 31, 2006 AND 2007.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward looking statements with respect to our expectations, plans or intentions (such as those relating to future business or financial results, products in development and our business strategies). These statements are subject to risks and uncertainties and are based on judgments concerning various factors that are beyond our control. Forward-looking statements may be identified by words such as “may,” “ should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. Our actual results may differ materially from those anticipated in any forward looking statements as a result of various developments including those set forth below under the heading “Risk Factors That May Affect Future Performance”. Except as required by law or regulation, we assume no obligation to update any forward-looking statements.

Background

 QPC Lasers, Inc. designs and manufactures laser diodes through its wholly-owned subsidiary, Quintessence Photonics Corporation. Quintessence was incorporated in November 2000 by Jeffrey Ungar, Ph.D. and George Lintz, MBA (our “Founders”). The Founders began as entrepreneurs in residence with DynaFund Ventures in Torrance, California and wrote the original business plan during their tenure at DynaFund Ventures from November 2000 to January 2001. The business plan drew on Dr. Ungar’s 17 years of experience in designing and manufacturing semiconductor lasers and Mr. Lintz’s 15 years of experience in finance and business; the primary objective was to build a state of the art wafer fabrication facility and hire a team of experts in the field of semiconductor laser design.

 After operating as a private company for almost six years, on May 12, 2006 and June 13, 2006, the stockholders of Quintessence entered into Share Exchange Agreements with QPC in which all of the stockholders of Quintessence exchanged their shares, warrants and options for shares warrants and options of QPC. QPC was a public reporting company; and as a result of the Share Exchange, QPC was the surviving entity and is now a public reporting company. Our predecessor public company was incorporated in the State of Nevada on August 31, 2004 as Planning Force, Inc. The transaction was accounted for as a reverse merger (recapitalization) with Quintessence deemed to be the accounting acquirer and Planning Force deemed the legal acquirer.

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

We released our first Generation I products in the second quarter of 2004, and released some of our Generation II products in early 2006. We released our initial Generation III products during 2007 with further commercialization expected in 2008-2009. Generation I and II products have been sold to customers in the medical, printing, and defense industries. Generation III products have been sold to customers in the medical and consumer industries.

 QPC signed its first government development contract in the second quarter of 2002 and we shipped our first commercial product in the second quarter of 2004. We hired our first salesman in the fourth quarter of 2003, added a Director of Worldwide Sales in the third quarter of 2004 and a Senior Vice President of Marketing and Sales in the second quarter of 2005.

Total sales grew from $89,161 in 2002; to $229,079 in 2003; to $1,050,816 in 2004 to $1,073,091 in 2005. Total sales for the year ended December 31, 2006 were $3,073,332 and total sales for the year ended December 31, 2007 were $7,932,182.

Our product development efforts have been advanced by a number of government contracts. We have been awarded five Phase I “Small Business Innovation Research” contracts; three of them have progressed to Phase II contracts. In general, these contracts are cancelable and in some cases include multiple phases associated with meeting technical milestones. In the second quarter of 2006, we signed a sub-contract with Telaris, Inc. as part of a team working on a project for the Defense Advance Research Project Agency (“DARPA”). Our portion of the DARPA contract is $3.1 million which is to be performed in two phases over three years. This contract will fund development of semiconductor lasers to be used for directed energy weapons and the technology overlaps with our development of lasers for the industrial materials processing markets.

In the second quarter of 2006, QPC was also awarded a subcontract with Fibertek, Inc. as part of a team working on a project for the United States Missile Defense Agency to develop lasers that emit mid-infrared wavelengths. Management believes these lasers may be used in systems designed to defend military and commercial aircraft against heat seeking missiles. We also believe that this effort will bring us closer to creating a compact and affordable system for detection of biochemical agents in public places. The contract is a Phase III follow-on contract from an earlier contract that QPC completed which demonstrated the early phases of feasibility of our technology. Our portion of this Phase III contract is $800,000 and is to be performed over twelve months through June 2007. As of December 31, 2007, we have recognized $790,000 of revenue from this contract.

 The United States Army Research Laboratory awarded us a Phase II development contract in the first quarter of 2006 and we began performing under this contract in the second quarter of 2006. The contract is a follow-on contract from an earlier contract with the same customer in which QPC demonstrated its ability to develop diode lasers that emit wavelengths that are safer to the human eye than conventional high power diode wavelengths. Management believes that upon successful completion of the diode laser project, these lasers may be used in both military and commercial systems to limit accidental damage to human eyes of system operators, friendly forces, and bystanders. The Army contract amount is $673,028 and is to be performed by March 2008. As of December 31, 2007 we have recognized $673,028 of revenue from this contract.

During the second quarter of 2007, the United States Navy awarded us two contracts totaling $1.5 million to deliver high-energy laser engine prototypes for naval aviation directed energy weapons applications. The concurrent nine-month contracts build upon the Company's previous high-brightness chip-based laser development for the U.S. Navy, as well as for the DARPA, the U.S. Army, the Missile Defense Agency, and the Israeli Ministry of Defense.

 In addition to U.S. Government funds, we have received development funds from U.S. prime defense contractors as well as a major foreign military contractor. The funds that we have received and expect to receive are for development that overlaps with our commercial development.

During the fourth quarter of 2007, the Company entered into a contract with an international manufacturer of consumer electronics to develop and deliver lasers to be used in rear projection televisions. We realized revenues during the fourth quarter of approximately $1 million including non-recurring engineering fees for the development and delivery of initial prototypes. The contract also provides for an $11 million non-cancellable order if and when product specifications have been met.

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

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2007 or 2006. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2007, there was no deferred revenue and approximately $194,537 of unbilled receivables related to these government contracts. At December 31, 2006, there was no deferred revenue and approximately $42,692 of unbilled receivables related to these government contracts.

The Company recognizes revenues on product sales, other than fixed-price contracts, based on the terms of the customer agreement. If the agreement specifies customer acceptance terms, then revenue will not be recognized until such acceptance has occurred. If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer. Accounts receivable are reviewed for collectibility quarterly. When management determines that there is a potential collection problem, a reserve will be established, based on management’s estimate of the potential bad debt. When management abandons all collection efforts it will write off the account and adjust the reserve accordingly.

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

Stock Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

REVENUE. During the year ended December 31, 2007, the Company had revenue of $7,932,182 as compared to revenue of $3,073,332 during the year ended December 31, 2006, which represents an increase of approximately 158%. We believe our growth in revenues over the past year has been largely due to our expanded product offerings, our entry into the consumer electronics market and the continued growth of our position in the defense and medical markets. We released our initial Generation III products during the second half of 2007 and shipments of those products contributed to the growth in revenues. Additionally, with the announcement of our visible (green) wavelength laser demonstration, we entered a new market sector, the display market for consumer electronics, which contributed $1 million to our fourth quarter revenue. We were awarded three government contracts, and an additional government contract modification during the year ended December 31, 2007, which we performed and billed on during 2007. We also continued to perform and bill on government contracts awarded to us in prior periods and to ship to customers for orders placed in 2006. Our medical business has continued to grow as we increase the number of customers in this market and expand our relationship with certain key customers. We believe each of these market sectors offer opportunities for significant future growth. However, our ability to continue to grow our revenues is subject to significant risks including, without limitation, our limited marketing budget, the limited track record for our products and the difficulties encountered in trying to displace incumbent products and technologies, the long sales and qualification process required for our products and the risk that our competitors will develop products that diminish or eliminate any technological advantages of our products.

COST OF REVENUE; GROSS PROFIT. Cost of revenue, which consists of direct labor, overhead and material costs, was $3,901,588 or 49% of revenues for the year ended December 31, 2007 as compared to $2,291,851 or 75% of revenues for the year ended December 31, 2006. As a percentage of revenue, cost of sales decreased as we benefited from higher pricing on our higher brightness higher powered modules that we began shipping in the third quarter of 2007, improved efficiencies as a result of allocating our fixed costs over a higher number of units sold and higher yields on direct materials and labor. If we can continue to increase our sales, then our fixed costs should continue to decline as a percentage of sales. As a result of the foregoing, gross profit was $4,030,594 for the year ended December 31, 2007 as compared to $781,481 for the year ended December 31, 2006, representing gross margins of approximately 51% and 25%, respectively. The improvement in gross margins was unusually high and is primarily attributable to one time non-recurring engineering development revenues that were recognized in the fourth quarter of 2007.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material and overhead, totaled $4,509,052 for the year ended December 31, 2007, as compared to $4,502,132 for the year ended December 31, 2006. We currently expect research and development costs to increase moderately as we seek to maintain our technological edge and develop new products for various applications.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $6,224,201 for the year ended December 31, 2007, as compared to $6,282,043 for the year ended December 31, 2006, which represents a decrease of approximately 1%. During 2007, we experienced an increase of approximately $600,000 in sales and marketing expenses; an increase in option compensation expense of approximately $150,000; and increased legal and accounting costs of approximately $500,000 attributable to our status as a public company and various financing transactions undertaken during the year. These increases were partially offset by a decrease in equity compensation paid to consultants of $1,250,000 in 2006. We expect general and administrative costs to increase as we expand our sales and marketing efforts.

OTHER INCOME AND EXPENSE. Other Income and Expense reflects the significant impact on our Statement of Operations of the transactions undertaken in connection with the sale of the Secured Debentures in April and May 2007. In those transactions, we sold Secured Debentures and warrants. The conversion feature and detached warrants have been bifurcated and are treated as embedded derivatives. As of the date of issuance, the value of such embedded derivative liabilities aggregated $33,105,551. However, because the price of our common stock was lower on December 31, 2007 than it was on the dates that the Secured Debentures and warrants were issued, the fair value of the embedded derivative liability declined by $22,822,370 as of December 31, 2007. As of December 31, 2007, the value of the embedded derivative liability was $10,283,181.

The determination of the change in value of the embedded derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on the price of our shares and the time remaining in the life of the underlying financial instruments. Increases in our stocks market price increases the value of the derivative creating losses in our income statement and increasing the derivative liability on our balance sheet while decreases in our stock’s market value reduces the value of the derivatives, creating gains in our income statements and decreasing the derivative liability on our balance sheet.

Effect of embedded derivative liability on the year ended December 31, 2007:

	April Secured Debentures and Detached Warrants	May Secured Debentures and Detached Warrants	Total
Value of compound embedded derivative at issuance:
Value of conversion feature	$4,738,682	$4,974,818	$9,713,500
Value of detached warrants (investor warrants)	10,112,590	11,182,902	21,295,492
Value of detached warrants (issued to dealers)	188,750	1,907,809	2,096,559
Total Value of compound embedded derivative at issuance (April 16, 2007 and May 29, 2007	15,040,022	18,065,529	33,105,551
Total value of compound embedded derivative at December 31, 2007	4,076,471	6,206,710	10,283,181
Gain on change in fair value of embedded derivative liability for the year ended December 31, 2007	$10,963,551	$11,858,819	$22,822,370

Other Income also includes $228,004 of interest income during the year ended December 31, 2007 compared to interest income of $41,632 during the year ended December 31, 2006.

Other Income is offset by interest expense of $8,397,494 and $2,420,633 for the year ended December 31, 2007 and December 31, 2006 respectively. Interest expense includes non-cash interest for the amortization of loan discount which was $6,396,977 for the year ended December 31, 2007 compared to $1,117,683 for the year ended December 31, 2006. This increase in loan discount amortization is due to the amortization of loan discount for the Secured Debentures which totaled $5,903,281 during 2007. Other expenses during 2007 also include private placement costs of $17,740,180 of which $16,562,020 were non-cash charges for the value of the embedded derivatives greater than the carrying value of the debentures at issuance.

NET LOSS. QPC had a net loss of $9,710,564 for the year ended December 31, 2007 as compared to a net loss of $18,692,607 for the year ended December 31, 2006. The loss in 2006 was in significant part attributable to a license termination fee of $6,000,000 to Finisar Corporation (“Finisar”) and the non-cash equity compensation paid to investor relations consultants. In addition, approximately $690,000 was included as expense associated with warrant issuance in connection with a related party note, which was extended in January 2006 and repaid in April 2006, and $525,175 of non-cash interest expense that was recognized in connection with the modification of warrants. Gain/loss on change in the fair value of derivatives was a gain of $22,822,370 for the year ended December 31, 2007 compared to a loss of $68,703 for the year ended December 31, 2006. Approximately $330,000 of the expenses in 2006 were one-time expenses attributed to the cost of the Share Exchange, and $17,740,180 of expenses in 2007 were costs associated with the private placement of the April and May debentures including non-cash expenses of $16,562,020 of non-cash expenses for the value of the embedded derivatives at issuance greater than the carrying value of the debentures.

While we anticipate that revenues should continue to grow from the amounts recorded in 2007, we do not expect to achieve profitability during the next 12 months.

CASH FLOWS FROM OPERATING ACTIVITIES. While our net loss has been significantly impacted by the non-cash items discussed above, our operating cash flow has been comparatively flat. During 2007, we had a negative cash flow from operations of approximately $8,561,000, an increase of approximately 4% as compared to our negative cash flow from operations of approximately $8,219,000 in 2006. Our current negative cash flow, including debt service, is approximately $900,000 a month and we do not anticipate becoming cash flow positive in the immediate future.

Liquidity and Capital Resources

We continue to operate with a negative cash flow from operations, and depend upon external financing to maintain our operations. QPC lost $9,710,564 during the year ended December 31, 2007 and has a cumulative deficit of $61,216,957 of December 31, 2007. Our negative cash flow from operations during the year ended December 31, 2007 was $8,561,410. We currently anticipate that we will continue to have a negative cash flow from operations for at least the next 12 to 18 months.

In April 2007, we issued to certain investors secured convertible debentures in the aggregate principal amount of $7,976,146 at an original issue discount of 10%. The secured debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to certain adjustments. In addition, the Company issued to debenture-holders five year warrants to purchase up to 11,394,494 shares of our common stock at an exercise price of $1.05 per share, subject to certain adjustments. The aggregate purchase price for the debentures and the warrants was $ 7,178,531.

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

The net cash proceeds to us from the April 2007 Debenture Offering and May 2007 Debenture Offering was approximately $13,900,000. Our negative cash flow in recent months has been approximately $900,000 a month. Accordingly, we currently expect such funds will be sufficient to meet our cash requirements until the third quarter of 2008. We will need to raise additional funds to continue our operations beyond the third quarter of 2008. During 2008, we may incur significant expenditures to build out additional manufacturing and office space at our Sylmar facility. Moreover, although we expect our revenues to continue to grow, the funds available from such increased revenues are not expected to be sufficient to meet our debt obligations that mature in 2009. Those obligations are in excess of $25 million, and even if all of the Secured Debentures are converted our payment obligation on our outstanding debt in 2009 will be nearly $6 million.

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

We are currently exploring a number of alternatives to address our near term cash requirements. Any plan involving the restructuring of our current debt, incurrence of new debt or the issuance of new equity securities will require the consent of 67% of our outstanding Secured Debentures. At this time, we do not know if the requisite consents can be obtained or if an acceptable plan can be implemented to address our near term cash requirements.. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise the needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

 Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal years ended December 31, 2007 and 2006.

Our current obligations require us to make the following payments over the next five years including principal and interest:

Payments by Period

	2008	2009	2010 and Beyond
Subordinated Secured Notes Payable	141,545	—	—
Finisar Secured Note Payable	871,214	5,653,408	—
Secured Equipment Financing	263,880	178,180	221,250
April Secured Debentures	797,615	8,275,251	—
May Secured Debentures	1,055,450	10,994,271	—
Total	$3,129,704	$25,101,110	$221,250

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

In the third quarter of 2003, we raised a second round of equity financing. Finisar converted the $5 million remaining principal balance on their term loan into our Series B Preferred Stock and we raised an additional $2.8 million in new cash. The price per share of Series B Preferred Stock was $3.118998. Three of the five members of the Board of Directors at that time, founders Dr. Ungar and Mr. Lintz and independent director, Dr. Israel Ury, each purchased preferred stock in the Series B round of financing. As a condition to Finisar’s investment in Series B Preferred Stock, we granted Finisar a non-exclusive royalty free perpetual license to our existing and future intellectual property pursuant to a certain License Agreement, dated September 16, 2003, by and between Quintessence and Finisar (“License Agreement”). The License Agreement allowed for termination by us by paying a fee on or before September 18, 2008. We subsequently terminated the license by issuing a promissory note in the amount of $6 million to Finisar as of September 18, 2006. As of December 31, 2007, the outstanding principal balance of the Finisar secured note was $5,618,256.

In the second quarter of 2004, we entered into a senior secured two-year note transaction with various investors and raised $3.25 million. We issued 2,437,500 warrants to purchase common stock to the lenders as part of this transaction. The exercise price of these warrants was initially $3.75 per share. In the second quarter of 2005, approximately $2.1 million of the $2.4 million outstanding balance was extended for an additional year. We issued an additional 840,000 warrants to purchase common stock as part of this transaction, and adjusted the exercise price of 2,325,000 warrants to $1.25 per share in January 2006 upon the closing of the Brookstreet Tranche I offering. The new exercise price was subject to downward adjustment if future financings were completed at a price lower than $3.75 per share. The exercise price was ultimately fixed at $1.25 per share at the time of the Share Exchange in May 2006. The largest participant in the note transaction, investing $2.5 million, was Envision Partners of which QPC’s Chief Financial Officer, Mr. Lintz, is a 50% partner. As of December 31, 2007, there was no outstanding principal balance due on the senior secured note.

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

In the third quarter of 2005 we entered into a subordinated secured note with various investors for $1,280,000. In April 2007, six of the note holders converted the remaining principal balance of their notes into the April Secured Debentures. As of June 30, 2007, the outstanding principal balance was $230,000. We issued 320,000 warrants to purchase common stock to these lenders. The exercise price of the warrants and the conversion price of the loan are variable. The initial price was $3.75 per share and is to be adjusted downward if there are any subsequent financings of at least $1,000,000 in which stock is sold for less than $3.75 per share. The exercise price for the warrants and the conversion price for the loan were reset to $1.05 per share in conjunction with the April Secured Debenture offering. The “floor” of minimum price that is applicable to the exercise price of the warrants and the conversion price of the loan is $0.90 per share. In addition to these warrants issued at the time of the loan, we offered the lenders the option of receiving an additional 341,325 warrants on the same terms if they extended their loan for an additional three years at any time during the term of the loan. To date, one lender has given us notice of extension of his $100,000 loan and has been issued 26,666 additional warrants.

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

Purchasers in the Brookstreet Tranche I and Tranche II were granted registration rights. The Company filed and later withdrew, prior to effectiveness, a registration statement filed on behalf of the Brookstreet investors. None of the Brookstreet investors are currently seeking registration of their shares.

On February 8, 2007, the Company completed a financing transaction with Boston Financial and Equity Corporation, a financing company, which was structured as sale and leaseback of certain manufacturing equipment that had been purchased by the Company between July and December 2006 for $500,000. The gross amount of the loan was $500,000, and the Company paid a security deposit of $125,000 and first and last month’s lease payment of $43,980. Monthly lease payments including interest at 33.65% per annum are $21,990 through July 2009 and $4,850 through January 2012.

In April 2007, we issued to certain investors secured convertible debentures in the aggregate principal amount of $7,976,146 at an original issue discount of 10%. The April Secured Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to certain adjustments. In addition, the Company issued to the investors five year warrants to purchase up to 11,394,494 shares of the common stock at an exercise price of $1.05 per share, subject to certain adjustments. The aggregate purchase price for the April Secured Debentures and the warrants was $ 7,178,531.

The purchase price consisted of (i) $ 5,013,900 in cash, (ii) outstanding notes in the aggregate principal amount of $1,604,631 which were exchanged for April Secured Debentures, (iii) promissory notes for the aggregate principal sum of $100,000 payable to the Company, that are due in 30 days and (iv) promissory notes for the aggregate principal sum of $460,000 payable to the Company, that are due in 45 days. The Company paid the following fees (including fees for advisors, placement agents and finders) in connection with the April 2007 Debenture Offering: (i) $404,068 in cash, (ii) warrants to purchase up to 212,796 shares of common stock, and (iii) 100,000 shares of common stock.

In May 2007, we issued to certain investors secured convertible debentures in the aggregate principal amount of $10,554,500 at an original issue discount of 10%. The May Secured Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to certain adjustments. In addition the Company issued to the investors in the May Secured Debentures five year warrants to purchase up to 15,077,857 shares of common stock at an exercise price of $1.05, subject to certain adjustments. The aggregate purchase price for the May Secured Debentures and warrants was $9,500,000 paid in cash. The Company paid the following fees (including fees for advisors, placement agents and finders) in connection with the May 2007 Debenture Offering: (i) $795,000 in cash, and (ii) warrants to purchase up to 2,571,171 shares of common stock.

Capital Expenditures

From January 1, 2007 to December 31, 2007, we spent approximately $173,000 on manufacturing equipment, computer equipment and software, furniture and cubicles. We expect our capital expenditures to increase based on the growth of our operations, and increased orders and personnel. We are considering expanding our manufacturing area by up to 10,000 square feet in order to meet anticipated growth in our sales. Our facility has warehouse space that is contiguous to our present manufacturing area which we are considering using for the manufacturing area expansion. We expect the expansion, should we choose to proceed, to cost in the range of $1 million to $3 million.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (“SFAS No. 157”), which establishes a formal framework for measuring fair value under GAAP. SFAS No. 157 defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements.

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS 159”).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its (consolidated) financial condition, results of operations, cash flows or disclosures.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

  Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

RISK FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

You should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings. Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

RISKS OF THE BUSINESS

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The factors described below raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit reports for the fiscal years ended December 31, 2007 and 2006.

We have relied upon outside financing to fund our operations. As a result, our ability to sustain and build our business has depended upon our ability to raise capital from investors and we do not know if we will be able to continue to raise sufficient funds from investors. We have operated on a negative cash flow basis since our inception and we have never earned a profit. We anticipate that we will continue to incur losses for at least the next 12 to 18 months and that we will continue to operate on a negative cash flow basis for at least the next 12 to 18 months.  We have financed our operations to date through the sale of stock, other securities and certain borrowings.

In April and May 2007 we received net proceeds of approximately $13,900,000 through the sale of Secured Debentures and common stock purchase warrants. We believe such funds will be sufficient to sustain our operations until the third quarter of 2008 based upon our current expectations. We need to raise additional funds to continue operations and to meet our debt obligations as discussed below.

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

We do not have sufficient revenues to service our debt. As of December 31, 2007, we had $24,697,826 of debt secured by our fixed assets and intellectual property. Of this amount, $7,976,146 accrues interest at a rate of 10% per annum and requires monthly interest payments until April 2009, when the balance is due in full; $10,554,500 accrues interest at a rate of 10% per annum and requires monthly interest payments until May 2009 when the balance is due in full; $145,169 accrues interest at a rate of 10% per annum and requires monthly payments until September 30, 2008; $5,618,256 accrues interest at a rate of 10% per annum and requires monthly payments until September 18, 2009 at which time the balance of $5,031,872 is due and payable; and $403,755 accrues interest at a rate of 33.65% and requires monthly payments until January 2012. If we are unable to service our debt, our assets, including our patents and other intellectual property, may be subject to foreclosure. Accordingly, if the Secured Debentures are not converted we will default unless we are able to raise additional funds through the sale of new securities. It is our expectation that most or all of the Secured Debentures will be converted into shares of common stock. However, we can not predict how many Secured Debentures will be converted and, even if all the Secured Debentures are converted, we will still owe more than $5,800,000 in 2009. We do not currently have the ability to service this debt without obtaining additional cash resources.. If we are unable to service our debt, our assets, including our patents and other intellectual property, may be subject to foreclosure and our common stock may become worthless. We are currently exploring a number of alternatives to address our inability to service our debt. A number of these alternatives would require the consent of 67% of our Secured Debentures. At this time, we do not know if such consents can be obtained, or if an acceptable plan can be implemented to enable us to service our outstanding debt. In addition, if our revenues fail to increase sufficiently, our debt service requirements may reduce our working capital and, therefore, adversely affect our ability to operate our business.

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

We currently rely on R&D Contracts with the U.S. Government. Currently, a significant part of our near term revenue is expected to be derived from research contracts from the U.S. Government. Changes in the priorities of the U.S. Government may affect the level of funding of certain defense and homeland security programs. Changes in priorities of government spending may diminish interest in sponsoring research programs in our area of expertise.  In addition, budgetary constraints faced by defense and homeland security agencies may result in cancellation or delay of programs in which we have an interest, thereby diminishing our prospects for future Government revenues.

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

The relative lack of public company experience of our management team may put us at a competitive disadvantage. Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. For example, we concluded that our disclosure controls were not effective as of June 30, 2006 and September 30, 2006. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business. In addition, our failure to comply with applicable requirements could result in re-statements or other disclosures which could result in a loss of investor confidence in our financial reports and a decline in our stock price.

MARKET RISKS.

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. Prior to the Share Exchange in May 2006, QPC’s shares were not publicly traded. Through this Share Exchange, QPC has essentially become public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we have undertaken efforts to develop market recognition for our stock. As of March 10, 2008, we had approximately 1,800 stockholders and our market capitalization was approximately $20,885,463. As a result, there is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

Future sales of our equity securities could put downward selling pressure on our stock and adversely affect the stock price. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our stock and adversely affect the market price of our common stock. This downward pressure could be magnified as a result of the large number of shares issuable upon the exercise of outstanding warrants, the conversion of our convertible debt and the exercise of outstanding options. We have filed a registration statement that has been declared effective with respect to the shares issuable upon conversion of our Secured Debentures. Certain of our outstanding warrants, including the warrants issued in connection with the April 2007 Debenture Offering and the May 2007 Debenture Offering, have registration rights. As of December 31, 2007, 37,712,783 shares of our common stock are issuable upon exercise of warrants at an exercise price ranging between $1.05 to $1.50, 17,786,490 shares of our common stock are issuable upon the conversion of our convertible debt at a conversion price of $1.05 and 4,417,666 shares of our common stock are issuable upon exercise of options. In order to meet our on-going cash requirements, we might restructure our current debt in a manner that would increase the number of shares issuable upon conversion of the Secured Debentures. In addition, any restructuring might increase the likelihood that current holders of our Secured Debentures and warrants will exercise their rights to acquire shares of our common stock. Moreover, we might issue additional securities that could be converted into, or exercised to acquire, shares of our common stock. The prospect of such additional shares being sold into the market could result in further downward pressure on our stock price.

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

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

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

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to, our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize their investment. In addition, the Company is contractually prohibited from paying dividends based on the terms of certain outstanding indebtedness.

Our executive officers and directors beneficially own or control at least 20.6% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your shares. We estimate that approximately 20.6% of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Such concentrated control of the Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of the Company.

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

On October 23, 2006, our audit committee confirmed the engagement of Weinberg & Company, P.A. (“Weinberg”) as our new independent registered public accounting firm. Prior to such confirmation, Weinberg reviewed our consolidated financial statements for the period ended June 30, 2006. Weinberg audited our consolidated balance sheet as of December 31, 2007, December 31,2006 and December 31, 2005 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2007, 2006, 2005 and 2004. Weinberg expressed that in their opinion, the consolidated financial statements present fairly, in all material respects, our consolidated financial position as of December 31, 2007, December 31, 2006 and December 31, 2005 and the consolidated results of our operations and our cash flows for the years ended December 31, 2007, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. However, Weinberg modified their opinions on the financial statement by indicating that their opinion on the consolidated financial statements was prepared assuming we continue as a going concern. Weinberg indicated that we incurred a net loss of $9,710,564 and used $8,651,410 of cash in operations for the year ended December 31, 2007 and had a stockholders’ deficiency of $10,083,193 as of December 31, 2007 and incurred a loss of $18,692,607 and used $8,219,053 of cash in operations for the year ended December 31, 2006 and had a stockholders’ deficiency of $1,231,330 as of December 31, 2006 and incurred a net loss of $7,777,858 and used $6,440,414 of cash in operations for the year ended December 31, 2005 and had a working capital deficiency of $1,635,421 as of December 31, 2005, which raises substantial doubt about our ability to continue as a going concern.

Other than this change, there were no other changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 8A(T).   CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of December 31, 2007, the end of the period covered by this Annual Report on Form 10-KSB, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by QPC in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Controls

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and, as applicable, our Board of Directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect upon our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute assurance, that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2007. In undertaking this assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management, with the participation of our Chief Executive and Chief Financial Officers, believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This annual report on Form 10-KSB does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION.

Not Applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Commission no later than April 29, 2008.

ITEM 10.  EXECUTIVE COMPENSATION.

The information required by item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Commission no later than April 29, 2008.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Commission no later than April 29, 2008.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Commission no later than April 29, 2008.

ITEM 13.  EXHIBITS.

Exhibit Number	Description of Document

2.1	Share Exchange Agreement by and among Quintessence, the Company, the stockholders of Quintessence, and Julie Morin dated May 12, 2006 (1)

3.1	Articles of Incorporation of QPC Lasers, Inc. as filed with the State of Nevada, as amended. (1)

3.2	Bylaws of QPC Lasers, Inc. (1)

4.1	Registration Rights Agreement (2)

4.2	Form of Investor Warrant (2)

4.3	Form of Placement Agent Warrant (2)

4.4	Form of Warrant dated September 2005 (3)

4.5	Form of Amended and Restated Warrant dated May 2004 (3)

4.6	Form of Warrant dated April 2005 (3)

4.7	Form of Consultant Warrant (3)

4.8	Form of Promissory Note, as amended (4)

4.9	Form of Warrant issued on or about January 25, 2006 (4)

4.10	Secured Promissory Note dated September 18, 2006, issued by Quintessence to Finisar (6)

4.11	Form of Subordinated Secured Note dated as of August 1, 2005 (4)

4.12	Form of Warrant issued in connection with Subordinated Secured Note (4)

4.13	Form of Senior Secured Note dated as of May 24, 2004 (4)

4.14	Form of Warrant issued in connection with Senior Secured Note (“Original Senior Secured Warrant”) (4)

4.15	Form of Amended and Restated Warrant amending the Original Senior Secured Warrant (4)

4.16	Form of First Amendment to Senior Secured Note dated as of March 24, 2005 (4)

10.1	2006 Stock Option Plan (2)

10.2	Bridge Loan Agreement (2)

10.3	Real Property Lease (2)

10.4	License Agreement dated September 16, 2003 by and between Quintessence and Finisar (2)

10.5	Form of Subscription Agreement (2)

10.6	Lock-up Agreement by the Company and George Lintz (3)

10.7	Lock-up Agreement by the Company and Jeffrey Ungar (3)

10.8	Purchase Agreement between Rafael Ltd. and the Company dated June 6, 2005 (3)

10.9	Subcontract Agreement effective as of June 2, 2006 by and between the Company and Fibertek, Inc. (3)

10.10	Agreement of Collaboration dated April 27, 2006 between the Company and Telaris, Inc. (3) *

10.11	Consulting Agreement by and between Quintessence and Capital Group Communications, Inc. dated as of April 3, 2006 (4)

10.12	Loan Agreement by and among Quintessence and Jeffrey Ungar and George Lintz dated as of November 25, 2005 (4)

10.13	First Amendment to Loan Agreement by and among Quintessence and Jeffrey Ungar and George Lintz dated as of January 25, 2006 (4)

10.14	Security Agreement by and among Quintessence and M.U.S.A. Inc., Jeffrey Ungar and George Lintz dated as of August 1, 2005 (4)

10.15	License Termination Agreement dated September 18, 2006, by and between Quintessence and Finisar(6)

10.16	Security Agreement dated September 18, 2006, by and between Quintessence and Finisar (6)

10.17	Form of Series C Preferred Stock Offering (Tranche I) Subscription Agreement (4)

10.18	Form of Series C Preferred Stock Offering (Tranche II) Subscription Agreement (4)

10.19	Security Agreement by and between Quintessence and DBA Money USA, as collateral agent, dated as of August 1, 2005 (4)

10.20	Loan Agreement by and among the Quintessence and senior secured lenders dated as of May 21, 2004 (4)

10.21	Security Agreement by and between the Company and DBA Money USA, as collateral agent, dated as of May 21, 2004 (“Security Agreement regarding Senior Secured Notes”) (4)

10.22	First Amendment to Loan Agreement by and among Quintessence and senior secured lenders dated as of March 24, 2005 (4)

10.23	First Amendment to Security Agreement regarding Senior Secured Notes dated as of March 24, 2005 (4)

10.24	Phase II Award/Contract dated as of March 24, 2006 by and between the U. S. Army and the Company (7) **

10.25	April Securities Purchase Agreement***

10.26	Form of April Secured Debenture (8)

10.27	Form of April Warrant (8)

10.28	April Registration rights Agreement ((8)

10.29	April Security Agreement (8)

10.30	May Securities Purchase Agreement***

10.31	Form of May Secured Debenture (9)

10.32	Form of May Warrant (9)

10.33	May Registration Rights Agreement (9)

10.34	May Security Agreement (9)

10.35	Intercreditor Agreement (9)

10.36	Transaction Fee Agreement by and between the Company and T.R. Winston & Company, LLC*

10.37	Joint Development and Supply Agreement by and between the Company and Purchaser, dated November 21, 2007 (10)***

16.1	Letter on change of certifying accountant, dated November 7, 2006 from Bagell Josephs, Levine & Company, L.L.C. to the Commission (5)

21.1	Subsidiaries of the Company (8)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (11)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

(1)	Filed with the Registrant’s Current Report on Form 8-K filed on May 12, 2006

(2)	Filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 filed on August 15, 2006

(3)	Filed with the Registrant’s Registration Statement on Form SB-2 filed on September 18, 2006

(4)	Filed with the Registrant's Amendment No. 2 to the Registration Statement on Form SB-2 filed on December 1, 2006

(5)	Filed with the Registrant’s Current Report on Form 8-K filed on November 8, 2006
(6)	Filed with the Registrant’s Current Report on Form 8-K filed on November 2, 2006

(7)	Filed with the Registrant’s Registration Statement on Form SB-2/Pre-Effective Amendment No. 3 filed on January 26, 2007

(8)	Filed with Registrant’s Current report on Form 8-K on April 20, 2007

(9)	Filed with Registrant’s Current Report on Form 8-K on May 31, 2007

(10)	Filed with Registrant’s Current report on Form 8-K on November 30, 2007

(11)	Filed Herewith

(*)	Confidential treatment requested as to portions of the Exhibit. Omitted materials filed separately with the Commission.

(**)	Filed with Registrant’s Pre Effective Amendment No. 1 to Form SB-2 filed on August 1, 2007

(***)	Confidential treatment requests have been granted by the Commission. Omitted materials filed separately with the Commission.

ITEM 14 .  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by item is incorporated by reference from the information contained in our Proxy Statement to be filed with the Commission no later than April 29, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2008.

QPC Lasers, Inc.

By:	/s/ George Lintz
George Lintz Title: Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1933, this report has been signed by the following persons in the capacities and on the dates stated:

Name	Title	Date

/s/ Jeffrey Ungar	Chief Executive Officer and Director	March 25, 2008
Jeffrey Ungar	(Principal Executive Officer)

/s/ George Lintz	Chief Financial Officer and Director	March 25, 2008
George Lintz	(Principal Financial Officer)

/s/ Blima Tuller	Vice President of Finance	March 25, 2008
Blima Tuller	(Principal Accounting Officer)

/s/ Israel Ury	Director	March 25, 2008
Israel Ury

/s/ Robert Adams	Director	March 25, 2008
Robert Adams

/s/ Merrill A. McPeak	Director	March 25, 2008
Merrill A. McPeak

FINANCIAL INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors
QPC Lasers, Inc. and Subsidiary
Sylmar, California

We have audited the consolidated balance sheets of QPC Lasers, Inc. (the “Company”) and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of QPC Lasers, Inc. and Subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and has a stockholders’ deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinberg and Company, P.A
Weinberg and Company, P.A

February 28, 2008,
Los Angeles, California

QPC LASERS, INC. And Subsidiary
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	December 31, 2007	December 31, 2006
CURRENT ASSETS
Cash	$6,431,744	$1,429,077
Accounts receivable, Commercial customers, net	2,283,425	667,908
Accounts receivable, Government contracts, net	609,874	383,935
Unbilled Revenue	194,537	42,692
Inventory	688,364	550,655
Prepaid expenses and other current assets	226,466	272,418

Total Current Assets	10,434,410	3,346,685

Capitalized Loan Fees, net of accumulated amortization	-	38,039
Property and equipment, net of accumulated depreciation of $6,051,713 at December 31, 2007 and $5,276,320 at December 31, 2006	3,359,711	3,961,796
Other assets	203,415	88,780
TOTAL ASSETS	$13,997,536	$7,435,300

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$1,737,581	$1,234,004
Embedded Derivative Liability	10,283,181	-
Current portion of long term debt	624,834	1,034,437
Total Current Liabilities	12,645,596	2,268,441

Long term debt, less current portion	11,435,133	6,398,189

Total Liabilities	24,080,729	8,666,630

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 180,000,000 shares authorized, 38,676,783 issued and outstanding at December 31, 2007 and 38,559,283 at December 31, 2006	38,677	38,559
Additional paid in capital	51,095,087	50,236,504
Accumulated deficit	(61,216,957)	(51,506,393)

Total stockholders’ deficiency	(10,083,193)	(1,231,330)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$13,997,536	$7,435,300

See Notes to Consolidated Financial Statements

QPC LASERS, INC. And Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	December 31, 2007	December 31, 2006

REVENUE
Commercial customers	$5,113,688	$1,496,454
Government contracts	2,818,494	1,576,878
TOTAL REVENUE	7,932,182	3,073,332
COST OF SALES	3,901,588	2,291,851

GROSS PROFIT	4,030,594	781,481

OPERATING EXPENSES
Research and Development	4,509,052	4,502,132
General and Administrative	6,224,201	6,282,043
License Termination	-	6,000,000
Total operating expenses	10,733,253	16,784,175

LOSS FROM OPERATIONS	(6,702,659)	(16,002,694)
Interest Income	228,004	41,632
Interest Expense	(8,397,494)	(2,420,633)
Merger expense	-	(326,199)
Private placement expense	(17,740,180)	-
Change in fair value of embedded derivative	22,822,370	(68,703)
Other income	79,395	83,990
NET LOSS	$(9,710,564)	$(18,692,607)

LOSS PER COMMON SHARE — Basic and Diluted	$(0.25)	$(0.60)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	38,623,679	31,306,637

See Notes to Consolidated Financial Statements

QPC LASERS, INC. And Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIENCY
For the years ended December 31, 2007 and 2006

			Common
	Common Stock		Stock	Additional	Accumulated
	Shares	Amount	To Be Issued	Paid-in Capital	Deficit	Total
Balance, January 1, 2006	12,787,802	$12,788	$866	$34,536,687	$(32,813,786)	$1,736,555
Issuance of stock associated with stock dividend	8,658,422	8,659	(866)	(7,793)	-	-
Shares issued upon reverse merger, May 12, 2006	4,166,378	4,166	-	(4,166)	-	-
Issuance of stock for cash, net of offering costs	11,726,681	11,726	-	12,312,202	-	12,323,928
Fiar value of warrants issued with common stock	-	-	-	68,703	-	68,703
Issuance of stock upon option exercise	17,500	17	-	10,983	-	11,000
Issuance of stock upon warrant exercise	2,500	3	_	3,747	-	3,750
Fair value of stock issued for services	1,200,000	1,200	-	1,498,800	-	1,500,000
Fair value of modification of warrants				744,000		744,000
Fair value of warrants issued for services and loan fees	-	-	-	777,598	-	777,598
Fair value of vested options	-	-	-	295,743	-	295,743
Net loss for the year ended December 31, 2006	-	-	-	-	(18,692,607)	(18,692,607)
Balance, December 31, 2006	38,559,283	38,559	-	50,236,504	(51,506,393)	(1,231,330)
Fair value of vested stock options	-	-	-	456,416	-	456,416
Fair value of common stock issued to private placement agents	100,000	100	-	134,900	-	135,000
Fair value of modification of warrants	-	-	-	41,885	-	41,885
Fair value of warrants issued for consulting services	-	-	-	218,750	-	218,750
Issuance of stock upon option exercise	17,500	18	-	6,632	-	6,650
Net loss for the year ended December 31, 2007	-	-	-	-	(9,710,564)	(9,710,564)
Balance, December 31, 2007	38,676,783	$38,677	$-	$51,095,087	$(61,216,957)	$(10,083,193)

  See Notes to Consolidated Financial Statements

QPC LASERS, INC. And Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and 2006

	Years Ended
	December 31, 2007	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,710,564)	$(18,692,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	775,394	1,220,231
Private Placement Costs	17,740,180	-
Amortization of loan discount - interest expense	6,396,977	1,117,683
Amortization of Capitalized Loan Fees	38,039	102,010
Shares of common stock issued for services	-	1,500,000
Change in fair value of embedded derivatives	(22,822,370)	68,703
Fair value of warrants issued for services	218,750	777,598
Compensation expense of option issuance	456,416	295,743
License Termination	-	6,000,000
Fair value of modification of warrants	41,885	-
Changes in operating assets and liabilities:
Accounts receivable	(1,841,456)	(704,842)
Inventory	(137,709)	(131,556)
Unbilled revenue	(151,845)	(31,918)
Other assets	(114,635)	40,634
Prepaid Expenses	45,952	(73,969)
Accounts payable and other current liabilities	503,576	293,237
Net cash used in operating activities	(8,561,410)	(8,219,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(173,308)	(791,007)
Net cash used in investing activities	(173,308)	(791,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in capitalized loan fees	-	-
Proceeds from borrowing	14,395,740	-
Principal payments on debt	(665,005)	(1,968,981)
Sale of common stock	-	12,323,928
Exercise of options	6,650	11,000
Exercise of warrants	-	3,750

Net cash provided by financing activities	13,737,385	10,369,697

NET INCREASE IN CASH	5,002,667	1,359,637
CASH — Beginning of period	1,429,077	69,440

CASH — End of period	$6,431,744	$1,429,077

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,965,225	$433,170

Taxes	-	-

See Notes to Consolidated Financial Statements

QPC LASERS, INC. And Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and 2006

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

During the year ended December 31, 2007 the Company issued warrants to purchase 29,256,318 shares of common stock to investors, placement agents and advisors. Due to the nature of the terms of the warrants, they have been accounted for as an embedded derivative liability, and originally valued at 33,105,551.

During the year ended December 31, 2006, the Company re-priced warrants with a fair value of $744,000 to holders of Senior Secured Notes Payable.

During the year ended December 31, 2006, the Company issued warrants with a fair value of $690,000 to holders of Related Party Notes Payable.

See Notes to Consolidated Financial Statements

  QPC LASERS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $9,710,564 and utilized cash of $8,561,410 in operating activities during the year ended December 31, 2007, and had a stockholders’ equity deficiency of $10,083,193 at December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal years ended December 31, 2007 and 2006.

All of our assets are currently pledged to various lenders. Therefore, we do not have the ability to borrow funds from banks or other traditional lenders. Although management expects that revenue will increase through its continued sales and production growth efforts, the funds available from these activities are not expected to be enough to fulfill our cash requirements. We are currently exploring various alternatives to address our cash requirements. Some of these alternatives, such as restructuring our current debt, incurring new debt or selling new equity securities, will require the consent of 67% of our Secured Debentures. At this time, we do not know if such consent can be obtained or if we can implement an acceptable plan to raise the cash required to continue as a going concern.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which have a full valuation allowance, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. The company’s adoption of Fin 48 on January 1, 2007 had no effect on the company’s income taxes.

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2007 or 2006. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2007 there was no deferred revenue and $194,537 of unbilled receivables related to these government contracts. At December 31, 2006, there was no deferred revenue and approximately $42,692 of unbilled receivables related to these government contracts.

The Company recognizes revenues on product sales, other than fixed-price contracts, based on the terms of the customer agreement. The customer agreement takes the form of either a contract or a customer purchase order and each provide information with respect to the product or service being sold and the sales price. If the agreement specifies customer acceptance terms, then revenue will not be recognized until such acceptance has occurred. If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of December 31, 2007 and 2006, management has concluded that neither a reserve for product returns nor a warranty liability is required.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Fair Value of Financial Instruments

The recorded values of cash, accounts receivable, accounts payable and other current liabilities approximate their fair values based on their short-term nature. The carrying amount of the notes payable and long term debt at December 31, 2007 and 2006 approximates fair value because the related effective interest rates on the instruments approximate rates currently available to the Company.

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

Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Weighted average number of shares outstanding has been retroactively restated for the equivalent number of shares received by the accounting acquirer as a result of the Exchange transaction as if these shares had been outstanding as of the beginning of the earliest period presented. The 4,166,378 shares issued to the legal acquirer are in included in the weighted average share calculation from May 12, 2006, the date of the exchange agreement.

Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At December 31, 2007 and 2006, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 42,630,449 and 11,997,547 shares, respectively. Since the Company reported a net loss for the years ended December 31, 2007 and 2006, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

Recent Accounting Pronouncements

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

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

NOTE 3 INVENTORY

Inventory consists of the following as of December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
Raw materials	$549,792	$552,521
Work in process	126,003	12,177
Finished goods	14,192	—
Reserve for slow moving and obsolescence	(1,623)	(14,043)
	$688,364	$550,655

NOTE 4 LICENSE TERMINATION

In August 2001, Finisar Corporation acquired 1,756,480 shares of Series A Preferred stock for $5 million in our first round of equity financing. In addition to Finisar’s equity investment, they made a five-year term loan to us for $7 million, closing in two tranches between August 2001 and January 2002. The total investment of Finisar was $12 million including the preferred equity and debt. In January 2002, $45,500 of accrued interest was added to the balance of the loan. Through September 18, 2003, the Company paid $1,996,225 of principal on the loan to Finisar. On September 18, 2003, Finisar converted the $5,049,275 remaining principal balance on their term loan into 1,618,883 shares of our Series B Preferred Stock by executing an Exchange Agreement with the Company. During 2006, Finisar received 3,375,363 shares of common stock as a result of a stock dividend (see note 9). The 1,756,480 shares of Series A Preferred stock and 1,618,883 shares of Series B Preferred were ultimately exchanged for 3,375,363 shares of our common stock in the reverse merger transaction. As a result of the share dividend and the share exchange, Finisar ultimately held 6,750,726 shares of our common stock. At December 31, 2007 and December 31, 2006 Finisar held 5,952,542 and 6,750,726 shares of our common stock, respectively.

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

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006	Useful Lives
Computer software	$86,803	$66,932	3 years
Furniture and fixtures	124,380	121,558	6 years
Computer equipment	161,310	146,000	3 years
Office equipment	72,230	69,362	5 years
Lab and manufacturing equipment	5,071,681	4,964,608	5 years
Construction in progress	8,350	—
Leasehold improvements	3,886,670	3,869,656	14 years
	9,411,424	9,238,116
Less accumulated depreciation and amortization	(6,051,713)	(5,276,320)

Property and equipment, net	$3,359,711	$3,961,796

Depreciation and amortization expense related to property and equipment amounted to $775,394 and $1,220,231 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6 NOTE PAYABLE RELATED PARTIES

The Company was indebted to the Chairman of the Board of Directors and the Chief Financial Officer of Company under a $500,000 note agreement entered into in November 2005. The note was due January 2006, was extended to April 25, 2006, and was paid in April 2006. Until the note was repaid, monthly interest only payments were required. The interest rate was 10% per annum. The note was secured by all the assets of the Company. The Company paid a $25,000 loan origination fee to the related parties in accordance with the note agreement. As part of the original loan agreement, the Company granted to the note holders warrants to purchase 320,000 shares of common stock. These warrants were valued at $0.98 per warrant using the Black-Scholes option pricing model. The assumptions used in the model were: risk free interest rate, 4.47%, expected life, 5 years, expected volatility, 70%, no expected dividends. Accordingly, the Company recorded a loan discount of $313,600 which the Company amortized to interest expense over the original life of the loan, of which $156,800 was amortized during the year ending December 31, 2005. The remaining balance of $156,800 was fully amortized as of December 31, 2006 and is reflected as interest expense in the accompanying statement of operations. The Company issued an additional 900,000 warrants to the note holders in 2006 as consideration for extending the original due date of the note from January 2006 to April 2006. The value of these warrants, approximately $690,000 was charged to interest expense during the year ended December 31, 2006. These warrants were valued using the Black-Scholes option pricing model. The assumptions used in the model were: risk free interest rate, 4.59% and 4.67%, expected life, 5 years, expected volatility, 70%, no expected dividends. Different interest rates were used because the warrants were issued on different days.

NOTE 7 LONG TERM DEBT

As of December 31, 2007, long term debt consists of the following:

	Loan Balance	Loan discount	Current portion	Noncurrent Portion
Senior Secured Notes (a)	$—	$—	$—	$—
Subordinated Secured Convertible Notes (b)	145,169	(10,494)	134,675	—
Finisar Secured Note (c)	5,618,256	—	340,431	5,277,825
Secured Equipment Financing (d)	403,755	—	149,728	254,027
April Secured Debentures (e)	7,976,146	(5,151,261)	—	2,824,885
May Secured Debentures (f)	10,554,500	(7,476,104)	—	3,078,396
	$24,697,826	$(12,637,859)	$624,834	$11,435,133

As of December 31, 2006, long term debt consists of the following:

	Loan Balance	Loan discount	Current portion	Noncurrent Portion
Senior Secured Notes (a)	$729,518	$(367,923)	$361,595	$—
Subordinated Secured Convertible Notes (b)	1,280,000	(136,267)	363,800	779,933
Finisar Secured Note (c)	5,927,298	—	309,042	5,618,256
	$7,936,816	$(504,190)	$1,034,437	$6,398,189

(a) Senior Secured Notes Payable

During 2004, the Company issued $3,250,000 of notes payable to Investors. The term of the notes were 24 months, bearing interest at 10% per annum, with no principal and interest payments required for the initial 3 months. The remaining 21 months required principal and interest payments sufficient to pay the loan in full at the end of 24 months. The notes were secured by all of the assets of the Company, including its intellectual property. The note holders received one warrant for every $1.33 of principal, with each warrant being exerciseable into one share of common stock at $3.75 per share. The warrants were immediately vested and have a six year term. The Company determined there was no accounting value to be assigned to the warrants at the date of issuance, based a calculation using a Black Scholes option pricing model. In January 2006, we adjusted the exercise price of 2,325,000 of these warrants to $1.25. The Company recorded the difference in the value of the warrants immediately prior to the modification and the value of the warrants following modification of $744,000 as additional loan discount amortized over the remaining life of the loan. Interest expense includes $525,177 related to the amortization of this discount during the year ended December 31, 2006, and $218,823 related to the amortization of this discount during the year ended December 31, 2007. Of the total notes above, $2,500,000 was subscribed to by a limited partnership of which an officer of the Company is an owner, of which there was no outstanding balance as of December 31, 2007 and $651,355 outstanding as of December 31, 2006.

During 2005, five of the seven note holders agreed to modify the terms of their notes. The modifications included deferring principal payments from April 2005 to March 2006, thereafter principal payments were due until the notes were fully paid in May 2007. During April 2007, four of the note holders converted the remaining principal balance of their notes into the April 2007 Debentures (see (e) below), and the remaining balance was paid off. The total amount of principal converted into the April 2007 debentures was $554,631. As of December 31, 2007, there was no balance due on the Senior Secured Notes Payable.

In addition, warrants to purchase 840,000 shares of common stock were issued to the five note holders who elected to defer principal payments on their loans. The warrants were valued at $0.71 a warrant or $596,400, using an option pricing model and were reflected as a loan discount amount, which was netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 4.66 years, expected volatility, 70%, no expected dividends. The loan discount fee was amortized over the remaining life of the loan. Interest expense includes $149,100 and $357,840 related to the amortization of this discount during the years ended December 31, 2007 and December 31, 2006 respectively. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 24.4%.

NOTE 7 LONG TERM DEBT - CONTINUED

(b)	Subordinated Secured Convertible Notes Payable

During 2005, the Company issued $1,280,000 of subordinated, secured notes to nine note holders. The terms of the notes include interest only payments for 24 months, thereafter the loans were to be paid in full over the next twelve months. The loans are secured by all the assets of the Company. The interest rate on the loans is 10% per annum. The loans, at the option of the note holder, may be extended an additional three years, with the same terms as the original three year period. If the note holders elect to extend the loan, they will receive additional warrants to purchase 26,666 shares of the Company’s common stock for every $100,000 loaned to the Company. The conversion feature which is in effect during the time the loan is outstanding, allows the note holder to convert outstanding principal and interest into common stock at an initial conversion price of $3.75. The conversion price is subject to downward revision upon the occurrence of certain stock offerings. The downward revision is subject to a floor of $0.90 and allows the note holder to convert at the price of the most recent stock offering. The conversion price was reduced to $1.25 in December 2005, and reduced to $1.05 in April 2007. During April 2007, six of the note holders converted the remaining principal balance of their notes of $1,050,000 into the April 2007 Debentures (see (e) below).

The Company issued warrants to purchase 320,000 shares of the Company’s common stock in connection with this debt offering during 2005. The warrants were valued at $0.73 a warrant or $233,600, using an option pricing model and were reflected as a loan discount amount, which has been netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 5 years, expected volatility, 70%, no expected dividends. The loan discount fee is being amortized over the life of the loan. Interest expense includes $125,773 and $77,867 relating to the amortization of this discount during the years ending December 31, 2007 and September 30, 2006, respectively. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 22%.

In April 2007, the exercise price of the warrants was reduced to $1.05 per the terms of the warrants as a result of the April 2007 Debenture offering. As a result of the $0.20 warrant exercise price reduction provided to the note holders, the Company recorded a charge to operations during the nine months ended September 30, 2007 for the aggregate fair value of such exercise price reductions of $22,845 relating to the warrants held by the Subordinated Secured Convertible Notes Payable holders in April 2007. This amount was calculated by determining the difference between the fair value of the warrants held by the subordinated notes payable note holders, based on a comparison of updated Black-Scholes calculations using the original $1.25 exercise price and the reduced $1.05 exercise price. The Company utilized revised Black-Scholes input metrics to reflect updated changes, in particular to estimated life and volatility. The result was that the Black-Scholes value of these warrants was $0.67, based on the original $1.25 exercise price, as compared to a Black-Scholes value of $0.74, based on the reduced exercise price of $1.05. This charge to operations was presented as a reduction in exercise price of warrants and was included in other income (expense) in the statement of operations.

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

 NOTE 7 LONG TERM DEBT - CONTINUED

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

The purchase price consisted of (i) $ 5,013,900 in cash, (ii) conversion of outstanding subordinated secured convertible notes in the aggregate principal amount of $1,604,631 which were exchanged for debentures, (iii) promissory notes for the aggregate principal sum of $100,000 payable to the Company, that were due in 30 days and (iv) promissory notes for the aggregate principal sum of $460,000 payable to the Company, that were due in 45 days. The Company paid the following fees (including fees for advisors, placement agents and finders) in connection with the financing: (i) $404,068 in cash, (ii) warrants to purchase up to 212,796 shares of common stock valued at $188,750, and (iii) 100,000 shares of common stock valued at $135,000.

In connection with the April 2007 Debenture Offering, the Company granted warrants to purchase 11,394,494 shares of common stock to certain investors and warrants to purchase 212,796 shares of common stock to the dealers in that offering. The above warrants have an initial exercise price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments, and expire five years from the date of issuance. The aggregate purchase price for the April Secured Debentures and the warrants issued in connection with the April 2007 Debenture Offering was $ 7,178,531. The initial fair value of the investor warrants was estimated at approximately $10,112,590 using a complex Binomial Lattice pricing model suitable to value path dependent American options. The significant assumptions used in the model are as follows: (1) dividend yield of 0%; (2) expected volatility of 63%, (3) risk-free interest rate of 4.64%, and (4) expected life of 5 years, and (5) the probability of the occurrence of certain factors impacting the future fair value due to possible adjustment.

The aggregate fair value of the conversion feature and the investor warrants was $14,851,272 on the date of issuance. The value of the compound embedded derivative up to the $7,178,531 amount of the loan less the original issue discount was accounted for as a loan discount which has been netted against principal balance, to be amortized over the term of the loan. Interest expense includes $2,824,885 related to the amortization of this discount during the year ended December 31, 2007. The excess $7,672,741 fair value of the embedded derivative was charged to private placement costs during the year ended December 31, 2007.

See Note 13 for a description of the compound embedded derivative.

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

NOTE 7 LONG TERM DEBT - CONTINUED

In connection with the May 2007 Debenture Offering, the Company granted warrants to purchase 15,077,857 shares of common stock to the May Investors and warrants to purchase 2,571,171 shares of common stock to the dealers in that offering. All of the above warrants have an initial exercise price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments, and expire five years from the date of issuance. The aggregate purchase price for the May Secured Debentures and the warrants issued in connection with the May 2007 Debenture Offering was $9,500,000 paid in cash.  The initial fair value of the investor warrants was estimated at approximately $11,182,902 using a complex Binomial Lattice pricing model suitable to value path dependent American options. The significant assumptions used in the model are as follows: (1) dividend yield of 0%, (2) expected volatility of 63%, (3) risk-free interest rate of 4.82%, and (4) expected life of 5 years, and (5) the probability of the occurrence of certain factors impacting the future fair value due to possible adjustment.

The aggregate fair value of the beneficial conversion feature and the investor warrants was $16,157,720 on the date of issuance. The value of the compound embedded derivative up to $9,500,000, the amount of the loan less the original issue discount was accounted for as a loan discount which has been netted against principal balance, to be amortized over the term of the loan. Interest expense includes $3,078,396 related to the amortization of this discount during the year ended December 31, 2007. The excess $6,657,720 fair value of the embedded derivative was charged to private placement costs during the year ended December 31, 2007.

See Note 13 for a description of the compound embedded derivative.

The Secured Debentures issued in April and May 2007 are secured by all of our shares in Quintessence Photonics Corporation, the operating subsidiary which owns all of our operating assets.

The aggregate contractual maturities of long-term debt for each of the next five years are as follows as of December 31, 2007:

Year Ending December 31,	Amount
2008	$635,328
2009	23,926,484
2010	14,539
2011	20,262
2012 and thereafter	101,213
$24,697,826

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

During the year ended December 31, 2007, the Company issued 100,000 shares of common stock valued at $135,000 to consultants in the April Secured Debentures private placement offering. The value of these shares was charged to private placement expenses. During 2007, the Company also issued 17,500 shares of common stock upon exercise of options, receiving net proceeds of $6,650.

NOTE 10 STOCK OPTIONS AND WARRANTS

Stock Options

In May 2006, the Company adopted the 2006 stock option plan (the 2006 plan) under which certain employees, directors, officers and independent contractors may be granted options to purchase up to an aggregate of 5,400,000 shares of the Company’s common shares. Option awards are generally granted with an exercise price equal to the market price of QLI stock on the date of grant. Vesting generally occurs on an award by award basis. The options may vest over a period not to exceed 10 years.

The Company calculates the fair value of employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally four years. The fair value for employee stock options for the years ended December 31, 2007 and 2006 was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.65%; dividend yield of 0%; volatility factor of 63% to 70%; and an expected life of the options of 7 years. During 2006, the full term to expiration of 10 years was used for expected life. The risk-free interest rate was based on the applied yield currently available on U.S treasury zero-coupon issues. The expected weighted-average volatility factor is based on the historical stock prices of competitors of the Company whose shares are publicly traded over the most recent period.

	Year ended December 31, 2007	Year ended December 31, 2006
Expected volatility	63%	70%
Expected dividends	-	-
Expected term (in years)	7	10
Risk free rate	3.64%-4.67%	3.94%-5.05%

A Summary of option activity as of December 31, 2006 and 2007 and changes during the years then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at January 1, 2006	1,965,250	$0.40
Granted	1,642,916	$1.31
Exercised	(17,500)	$0.63
Forfeited or expired	(49,583)	$0.38
Outstanding at December 31, 2006	3,541,083	$0.40
Granted	1,017,000	$0.99
Exercised	(17,500)	$0.38
Forfeited or expired	(122,917)	$1.64
Outstanding at December 31, 2007	4,417,666	$0.84	7.7
Exercisable at December 31, 2007	2,671,638	$0.66	6.9

The weighted-average grant date fair value of options granted during 2007 and 2006 was $0.68 and $1.07, respectively.

During the years ended December 31, 2007 and 2006, the vesting of the above options resulted in the Company recording compensation expense of $456,416 and $295,743, respectively. As of December 31, 2007 the Company has outstanding unvested options which will require recognizing $2,313,682 of compensation expense in the years, if any, in which the unvested options vest.

NOTE 10 STOCK OPTIONS AND WARRANTS - CONTINUED

Additional information regarding options outstanding as of December 31, 2007 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Options at December 31, 2006
$0.29	530,000	3.9	530,000	$190,800
$0.38	1,259,250	6.8	1,259,250	339,998
$0.61	10,000	9.9	--	400
$0.63	37,500	9.9	--	750
$0.65	255,000	10.0	--	--
$0.68	115,000	10.0	--	--
$0.97	15,000	10.0	--	--
$1.18	200,000	9.0	50,000	--
$1.20	355,000	9.4	147,500	--
$1.25	1,071,416	8.4	542,527	--
$1.30	494,500	9.0	115,278	--
$2.20	75,000	8.6	27,083	--
$0.29 - $2.20	4,417,666	7.7	2,671,638	$531,948

Warrants

The Company generally issues warrants in connection with certain debt and equity offerings. All warrants issued immediately vest. The warrants allow the holder to purchase QLI common stock at a fixed exercise price ranging from $1.05 to $3.75. 346,666 of the warrants outstanding do allow for a modification of the exercise price. The modification is a downward revision subject to a floor of $0.90 and allows the warrant holder to exercise at the price of the most recent stock offering. The fair value of each warrant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on the volatilities of public entities which are in the same industry as QLI. For purposes of determining the expected life of the warrant, the full contract life of the warrant is used. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield in effect at the time of the grant. Of the 38,212,783 warrants outstanding at December 31, 2007, all but 572,526 warrants have a cashless exercise feature. The feature allows the warrant holder, at the election of the warrant holder, to receive an amount of stock equal to stock the warrant holder is otherwise entitled to receive, multiplied by the amount the warrant is in-the-money, divided by the market price of the stock.

	Year ended December 31, 2007	Year ended December 31, 2006
Expected Volatility	63%	70%
Weighted Average Volatility	63%	70%
Expected term (in years)	5	5
Risk-free rate	4.25% - 4.58%	4.38% - 5.02%

On September 1, 2007, the Company issued 500,000 warrants to a consultant for strategic consulting services. 250,000 of these warrants have an exercise price of $1.20 per share, and 250,000 of these warrants have an exercise price of $1.35 per share. These warrants were valued using the Black-Scholes option pricing model at the time the warrants were granted and the fair value of the warrants of $218,750 is reflected in general and administrative costs during the year ended December 31, 2007. The fair value for these consultant warrants was calculated based on the following assumptions: an average risk-free interest rate for the period of 4.25%; dividend yield of 0%; volatility factor of 63%; and an expected life of 5 years.

There was no intrinsic value to any of the warrants outstanding at December 31, 2007 as all of the outstanding warrants have an exercise price higher than the stock price on December 31, 2007.

See Notes 7 and 13 for a description of the warrants issued in connection with our debenture offerings during the year ended December 31, 2007.

NOTE 10 STOCK OPTIONS AND WARRANTS - CONTINUED

A summary of warrant activity and changes during the years ended December 31, 2006 and 2007 is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2006	4,514,431	$2.53
Granted	3,944,533	$1.30
Exercised	(2,500)	$3.50
Outstanding at December 31, 2006	8,456,464	$1.30
Granted	29,756,319	$1.05

Outstanding at December 31, 2007	38,212,783	$1.11	4
Exercisable at December 31, 2007	38,212,783	$1.11	4

Additional information regarding warrants outstanding as of December 31, 2007 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Intrinsic Value of Warrants at December 31, 2007
$1.05	29,576,319	4.3	29,576,319	—
$1.20	250,000	4.7	250,000	—
$1.25	7,453,938	2.8	7,453,938	—
$1.35	250,000	4.7	250,000	—
$1.50	570,026.88		570,026	—
$3.75	112,500	2.4	112,500	—
$1.05 - $3.75	38,212,783	4	38,212,783	—

NOTE 11 INCOME TAXES

At December 31, 2007, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $42,000,000 for Federal and for state purposes. The Federal carryforward expires in 2026 and the state carryforward expires in 2016. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards.

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards will recognize a deferred tax asset at that time.

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carry-forwards, the utilization of the Company’s net operating loss carry-forwards will likely be limited as a result of cumulative changes in stock ownership. The company has not recognized a deferred tax asset and, as a result, the change in stock ownership has not resulted in any changes to valuation allowances.

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2007	December 31, 2006
Deferred income tax asset:
Net operating loss carryforward	14,520,000	$11,220,000
Valuation allowance	(14,520,000)	(11,220,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended December 31,
	2007	2006
Tax expense at the U.S. statutory income tax	(34.00)%	(34.00)%
Increase in the valuation allowance	34.00%	34.00%
Effective tax rate	—%	—%

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). —an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax benefits.

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

NOTE 12 COMMITMENTS AND CONTINGENCIES

Operating Lease

On June 1, 2001, the Company signed an operating lease for office, research and development, and manufacturing space. The lease term was 60 months beginning June 1, 2001. The lease provides for two 5-year renewal terms. On August 22, 2005, the original lease was amended to extend the lease term to May 2016 and includes one 5 year renewal term. The Company has made a substantial investment in leasehold improvements based upon its ability to renew its lease for the periods shown above. The table below includes an estimate for estimated renewals.

The future minimum lease commitments are as follows as of December 31, 2007

Year Ended December 31	Amount
2008	$304,957
2009	304,957
2010	304,957
2011	304,957
2012	304,957
Thereafter	1,041,937

Total minimum lease payments	$2,566,722

Rent expense for the years ended December 31, 2007 and 2006 was $301,692 and $300,192, respectively.

During 2007 and 2006, the Company subleased a portion of its leased office, research and development, and manufacturing space under three separate month to month subleases. Rental income for the years ended December 31, 2006 and 2005 was $96,090 and $88,452, respectively. Rental income is included in other income.

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

NOTE 13 - COMPOUND EMBEDDED DERIVATIVE

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

We performed the same analysis on the warrants, and determined that an event of default as described in the Warrants would trigger a mandatory redemption and cash payment. The mandatory redemption amount is payable in cash or cash equivalent within five business days of the date of the applicable default notice. Since these circumstances would require a net cash settlement, under EITF 00-19 they are treated as a derivative.

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

NOTE 13 - COMPOUND EMBEDDED DERIVATIVE - CONTINUED

We recorded the fair value of the compound embedded derivative as a liability on the date of issuance. The value of the compound embedded derivative relating to the April Secured Debentures was $15,040,022 on April 16, 2007. The value of the compound embedded derivative relating to the May Secured Debentures was $18,065,529 on May 29, 2007. The value of the compound embedded derivative up to the face amount of debentures was reflected as a loan discount to be amortized over the two year term of the debentures, and the excess $16,427,020 is included in private placement costs during the year ended December 31, 2007 in the accompanying statement of operations. These derivatives are separately valued and accounted for on our balance sheet, and revalued at each reporting period end. The net change in the value of embedded derivative liability is recorded as income or loss on derivative instruments in the consolidated statement of operations, included in other income. Gain on change in fair value of embedded derivative liability was $22,822,370 for the year ended December 31, 2007, principally due to the reduction in market price of the Company’s common stock from the issuance date to December 31, 2007.