Form 10KSB/A
period 2007-12-31
QPC Lasers
filed 2008-04-08
CIK 1310753

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Explanatory Note

QPC Lasers, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (“Form 10-KSB”), solely to include Exhibit 23.1, Consent of Independent Registered Public Accounting Firm.  This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-KSB.

ITEM 13.  EXHIBITS.

Exhibit Number	Description of Document

2.1	Share Exchange Agreement by and among Quintessence, the Company, the stockholders of Quintessence, and Julie Morin dated May 12, 2006 (1)

3.1	Articles of Incorporation of QPC Lasers, Inc. as filed with the State of Nevada, as amended. (1)

3.2	Bylaws of QPC Lasers, Inc. (1)

4.1	Registration Rights Agreement (2)

4.2	Form of Investor Warrant (2)

4.3	Form of Placement Agent Warrant (2)

4.4	Form of Warrant dated September 2005 (3)

4.5	Form of Amended and Restated Warrant dated May 2004 (3)

4.6	Form of Warrant dated April 2005 (3)

4.7	Form of Consultant Warrant (3)

4.8	Form of Promissory Note, as amended (4)

4.9	Form of Warrant issued on or about January 25, 2006 (4)

4.10	Secured Promissory Note dated September 18, 2006, issued by Quintessence to Finisar (6)

4.11	Form of Subordinated Secured Note dated as of August 1, 2005 (4)

4.12	Form of Warrant issued in connection with Subordinated Secured Note (4)

4.13	Form of Senior Secured Note dated as of May 24, 2004 (4)

4.14	Form of Warrant issued in connection with Senior Secured Note (“Original Senior Secured Warrant”) (4)

4.15	Form of Amended and Restated Warrant amending the Original Senior Secured Warrant (4)

4.16	Form of First Amendment to Senior Secured Note dated as of March 24, 2005 (4)

10.1	2006 Stock Option Plan (2)

10.2	Bridge Loan Agreement (2)

10.3	Real Property Lease (2)

10.4	License Agreement dated September 16, 2003 by and between Quintessence and Finisar (2)

10.5	Form of Subscription Agreement (2)

10.6	Lock-up Agreement by the Company and George Lintz (3)

10.7	Lock-up Agreement by the Company and Jeffrey Ungar (3)

10.8	Purchase Agreement between Rafael Ltd. and the Company dated June 6, 2005 (3)

10.9	Subcontract Agreement effective as of June 2, 2006 by and between the Company and Fibertek, Inc. (3)

10.10	Agreement of Collaboration dated April 27, 2006 between the Company and Telaris, Inc. (3) *

10.11	Consulting Agreement by and between Quintessence and Capital Group Communications, Inc. dated as of April 3, 2006 (4)

10.12	Loan Agreement by and among Quintessence and Jeffrey Ungar and George Lintz dated as of November 25, 2005 (4)

10.13	First Amendment to Loan Agreement by and among Quintessence and Jeffrey Ungar and George Lintz dated as of January 25, 2006 (4)

10.14	Security Agreement by and among Quintessence and M.U.S.A. Inc., Jeffrey Ungar and George Lintz dated as of August 1, 2005 (4)

10.15	License Termination Agreement dated September 18, 2006, by and between Quintessence and Finisar(6)

10.16	Security Agreement dated September 18, 2006, by and between Quintessence and Finisar (6)

10.17	Form of Series C Preferred Stock Offering (Tranche I) Subscription Agreement (4)

10.18	Form of Series C Preferred Stock Offering (Tranche II) Subscription Agreement (4)

10.19	Security Agreement by and between Quintessence and DBA Money USA, as collateral agent, dated as of August 1, 2005 (4)

10.20	Loan Agreement by and among the Quintessence and senior secured lenders dated as of May 21, 2004 (4)

10.21	Security Agreement by and between the Company and DBA Money USA, as collateral agent, dated as of May 21, 2004 (“Security Agreement regarding Senior Secured Notes”) (4)

10.22	First Amendment to Loan Agreement by and among Quintessence and senior secured lenders dated as of March 24, 2005 (4)

10.23	First Amendment to Security Agreement regarding Senior Secured Notes dated as of March 24, 2005 (4)

10.24	Phase II Award/Contract dated as of March 24, 2006 by and between the U. S. Army and the Company (7) **

10.25	April Securities Purchase Agreement***

10.26	Form of April Secured Debenture (8)

10.27	Form of April Warrant (8)

10.28	April Registration rights Agreement ((8)

10.29	April Security Agreement (8)

10.30	May Securities Purchase Agreement***

10.31	Form of May Secured Debenture (9)

10.32	Form of May Warrant (9)

10.33	May Registration Rights Agreement (9)

10.34	May Security Agreement (9)

10.35	Intercreditor Agreement (9)

10.36	Transaction Fee Agreement by and between the Company and T.R. Winston & Company, LLC*

10.37	Joint Development and Supply Agreement by and between the Company and Purchaser, dated November 21, 2007 (10)***

16.1	Letter on change of certifying accountant, dated November 7, 2006 from Bagell Josephs, Levine & Company, L.L.C. to the Commission (5)

21.1	Subsidiaries of the Company (8)

23.1	Consent of Independent Registered Public Accounting Firm (11)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (12)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (12)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

(1)	Filed with the Registrant’s Current Report on Form 8-K filed on May 12, 2006

(2)	Filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 filed on August 15, 2006

(3)	Filed with the Registrant’s Registration Statement on Form SB-2 filed on September 18, 2006

(4)	Filed with the Registrant's Amendment No. 2 to the Registration Statement on Form SB-2 filed on December 1, 2006

(5)	Filed with the Registrant’s Current Report on Form 8-K filed on November 8, 2006

(6)	Filed with the Registrant’s Current Report on Form 8-K filed on November 2, 2006

(7)	Filed with the Registrant’s Registration Statement on Form SB-2/Pre-Effective Amendment No. 3 filed on January 26, 2007

(8)	Filed with Registrant’s Current Report on Form 8-K on April 20, 2007

(9)	Filed with Registrant’s Current Report on Form 8-K on May 31, 2007

(10)	Filed with Registrant’s Current Report on Form 8-K on November 30, 2007

(11)	Filed Herewith

(12)	Filed with Registrant’s Annual Report on Form 10-KSB on March 25, 2008

(*)	Confidential treatment requested as to portions of the Exhibit. Omitted materials filed separately with the Commission.

(**)	Filed with Registrant’s Pre Effective Amendment No. 1 to Form SB-2 filed on August 1, 2007

(***)	Confidential treatment requests have been granted by the Commission. Omitted materials filed separately with the Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 07, 2008.

QPC Lasers, Inc.

By:	/s/ George Lintz
George Lintz Title: Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1933, this report has been signed by the following persons in the capacities and on the dates stated:

Name	Title	Date

/s/ Jeffrey Ungar	Chief Executive Officer and Director	April 07, 2008
Jeffrey Ungar	(Principal Executive Officer)

/s/ George Lintz	Chief Financial Officer and Director	April 07, 2008
George Lintz	(Principal Financial Officer)

/s/ Blima Tuller	Vice President of Finance	April 07, 2008
Blima Tuller	(Principal Accounting Officer)

/s/ Israel Ury	Director	April 07, 2008
Israel Ury

/s/ Robert Adams	Director	April 06, 2008
Robert Adams

/s/ Merrill A. McPeak	Director	April 04, 2008
Merrill A. McPeak