Form 10-Q
period 2008-03-31
QPC Lasers
filed 2008-05-15
CIK 1310753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File Number: 000-28153

QPC LASERS, INC
(Exact name of registrant as specified in its charter)

Nevada	20-1568015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15632 Roxford Street, Sylmar, CA.	91342
(Address of principal executive offices)	(Zip Code)

(818) 986-0000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 6, 2008, there were 39,346,561 shares of the registrant’s Common Stock outstanding.

Item 1 Condensed Consolidated Financial Statements.

QPC LASERS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
CURRENT ASSETS
Cash	$2,183,372	$6,431,744
Accounts receivable, Commercial customers, net of allowance for doubtful accounts of $226,288 at March 31, 2008 and $3,735 at December 31, 2007	2,727,709	2,283,425
Accounts receivable, Government contracts, net	163,007	609,874
Unbilled Revenue	280,640	194,537
Inventory	989,742	688,364
Prepaid expenses and other current assets	179,592	226,466

Total Current Assets	6,524,062	10,434,410

Property and equipment, net of accumulated depreciation of $6,221,749 at March 31, 2008 and $6,051,713 at December 31, 2007	3,264,641	3,359,711
Other assets	203,415	203,415

TOTAL ASSETS	$9,992,118	$13,997,536

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$1,624,872	$1,737,581
Embedded Derivative Liability	13,210,837	10,283,181
Current portion of long term debt	592,108	624,834
Total Current Liabilities	15,427,817	12,645,596

Long term debt, less current portion	13,615,223	11,435,133

Total Liabilities	29,043,040	24,080,729

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 180,000,000 shares authorized, 38,676,783 issued and outstanding	38,677	38,677
Additional paid in capital	51,237,262	51,095,087
Accumulated deficit	(70,326,861)	(61,216,957)

Total stockholders’ deficiency	(19,050,922)	(10,083,193)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$9,992,118	$13,997,536

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDTED STATEMENTS OF OPERATIONS
For the three months Ended March 31, 2008 and 2007
(Unaudited)

	Three months ended March 31,
	2008	2007

REVENUE	1,648,194	1,106,579
COST OF SALES	851,093	855,781

GROSS PROFIT	797,101	250,798

OPERATING EXPENSES
Research and Development	1,426,533	1,012,800
Selling, General and Administrative	2,653,707	1,216,524
Total operating expenses	4,080,240	2,229,324

LOSS FROM OPERATIONS	(3,283,139)	(1,978,526)

Interest Income	29,261	1,754
Interest Expense	(2,953,878)	(468,399)
Change in fair value of embedded derivative	(2,927,656)	-
Other income	25,508	31,966

NET LOSS	$(9,109,904)	$(2,413,205)

LOSS PER COMMON SHARE — Basic and Diluted	$(0.24)	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	38,676,783	38,559,283

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2008 (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, January 1, 2008	38,676,783	$38,677	$51,095,087	$(61,216,957)	$(10,083,193)
Fair value of vested stock options	-	-	142,175	-	142,175
Net loss for the three months ended March 31, 2008	-	-	-	(9,109,904)	(9,109,904)
Balance, March 31, 2008	38,676,783	$38,677	$51,237,262	$(70,326,861)	$(19,050,922)

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,109,904)	$(2,413,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,035	247,767
Amortization of loan discount	2,319,829	240,221
Amortization of Capitalized Loan Fees		14,595
Change in fair value of embedded derivatives	2,927,656
Fair value of vested options	142,175	115,361

Changes in operating assets and liabilities:
Accounts receivable	2,583	244,916
Inventory	(301,378)	(10,031)
Unbilled revenue	(86,103)	(278,375)
Other assets	-	(146,990)
Prepaid Expenses	46,874	61,607
Accounts payable and other current liabilities	(112,709)	595,179
Net cash used in operating activities	(4,000,942)	(1,328,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(74,965)	(48,785)
Net cash used in investing activities	(74,965)	(48,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	-	500,000
Principal payments on debt	(172,465)	(238,143)
Net cash provided by financing activities	(172,465)	261,857

NET INCREASE IN CASH	(4,248,372)	(1,115,883)
CASH — Beginning of period	6,431,744	1,429,077

CASH — End of period	$2,183,372	$313,194

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$577,903	$199,364

Taxes	-	-

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $9,710,564 and utilized cash of $8,561,410 in operating activities during the year ended December 31, 2007, and had a stockholders’ deficiency of $10,083,193 at December 31, 2007. During the three months ended March 31, 2008, the Company had a net loss of $9,109,904 and utilized cash of $4,000,942 in operating activities. At March 31, 2008 the Company had a stockholders’ deficiency of $19,050,922. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

All of our assets are currently pledged to various lenders. Therefore, we do not have the ability to borrow funds from banks or other traditional lenders. Although management expects that revenue will increase through its continued sales and production growth efforts, the funds available from these activities are not expected to be enough to fulfill our cash requirements in the near term. We are currently exploring various alternatives to address our cash requirements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quintessence Photonics Corporation. All intercompany transactions have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2007 or March 31, 2008. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2007, there was no deferred revenue and approximately $194,537 of unbilled receivables related to these government contracts. At March 31, 2008 there was no deferred revenue and $280,640 of unbilled receivables related to these government contracts.

The Company recognizes revenues on product sales, other than fixed-price contracts, based on the terms of the customer agreement. The customer agreement takes the form of either a contract or a customer purchase order and each provide information with respect to the product or service being sold and the sales price. If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer. Revenue for services, such as non-recurring engineering charges, is recognized upon delivery of a technical report or other deliverable as specified in the contract or purchase order.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of March 31, 2008, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Accounts receivable are reviewed for collectibility. A reserve is established at the end of a quarter in which management determines there is a collectibility problem, with the amount of the reserve based on management’s estimate of the potential bad debt. When management abandons all collection efforts it will directly write off the account and adjust the reserve accordingly.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair Value of Financial Instruments

The recorded values of cash, accounts receivable, accounts payable and other current liabilities approximate their fair values based on their short-term nature. The carrying amount of the notes payable and long term debt at March 31, 2008 and December 31, 2007 approximates fair value because the related effective interest rates on the instruments approximate rates currently available to the Company.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and account receivable due from government agencies and commercial customers. The Company places its cash and cash equivalents with high credit quality financial institutions. From time to time such cash balances may be in excess of the FDIC insurance limit of $100,000. Accounts receivable are typically unsecured and are derived from revenues earned from customers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been immaterial and within management's expectations. At March 31, 2008, three customers accounted for a total of 68% of the accounts receivable balance, and each of these customers individually accounted for more than 10% of the accounts receivable balance.

Allowance for Doubtful Accounts

The Company generally, requires no collateral or deposits from its customers and relies upon its own evaluation of a customer’s creditworthiness. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at March 31, 2008 and December 31, 2007. If the financial condition of the Company's customers should deteriorate, or other events occur which result in an impairment of collectibility of the receivable, additional allowances will be recorded.

Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At March 31, 2008 and 2007, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 43,200,449 and 11,997,547 shares, respectively. Since the Company reported a net loss for the three months ended March 31, 2008 and 2007, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. These derivatives, including embedded derivatives in the debentures issued in April and May 2007 that are discussed in Note 6, are separately valued and accounted for on our balance sheet, and revalued at each reporting period. The net change in the value of embedded derivative liability is recorded as change in fair value of derivative liability in the consolidated statement of operations, and is included in other income and expense.

Fair Value Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

The Company partially adopted SFAS 157 on January 1, 2008, delaying application for non-financial assets and non-financial liabilities as permitted. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

•
Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

•
Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended March 31, 2008:

	Fair Value
As of March 31, 2008	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities	$-	$13,210,837	$-	$13,210,837

The following table reconciles, for the period ended March 31, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 31, 2007	$10,283,181
Loss on fair value adjustments to embedded derivatives	2,927,656
Balance at March 31, 2008	$13,210,837

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares and our stock price and the time to conversion of the related financial instruments. See Note 6 for more information on the valuation methods used.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences of temporary differences in the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing, prudent and feasible tax planning strategies, in assessing the value of its deferred tax assets. If the Company determines that it is more likely than not that these assets will not be realized, the Company will reduce the value of these assets to their expected realizable value, thereby decreasing net income. Evaluating the value of these assets is necessarily based on the Company’s judgment. If the Company subsequently determines that the deferred tax assets, which have a full valuation allowance, would be realized in the future, the value of the deferred tax assets would be increased, thereby increasing net income in the period when that determination was made. The company’s adoption of Fin 48 on January 1, 2007 had no effect on the company’s income taxes.

Recent Accounting Pronouncements

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its consolidated financial statements.

NOTE 3 – INVENTORY

Inventory consists of the following:

	March 31, 2008 (Unaudited)	December 31, 2007
Raw materials	$830,397	$549,792
Work in process	142,378	126,003
Finished Goods	18,590	14,192
Reserve for slow moving and obsolescence	(1,623)	(1,623)
	$989,742	$688,364

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2008 (Unaudited)	December 31, 2007	Useful Lives
Computer software	$86,803	$86,803	3 years
Furniture and fixtures	124,380	124,380	6 years
Computer equipment	171,327	161,310	3 years
Office equipment	73,258	72,230	5 years
Lab and manufacturing equipment	5,132,965	5,071,681	5 years
Leasehold improvements	3,889,307	3,886,670	14 years
Construction in progress	8,350	8,350
	9,486,390	9,411,424
Less accumulated depreciation and amortization	(6,221,749)	(6,051,713)

Property and equipment, net	$3,264,641	$3,359,711

Depreciation and amortization expense related to property and equipment amounted to $170,035 and $247,767, respectively for the three months ended March 31, 2008 and 2007.

NOTE 5 – LONG TERM DEBT

As of December 31, 2007, long term debt consisted of the following:

	Loan Balance	Loan discount	Current portion	Noncurrent Portion
Subordinated Secured Convertible Notes (a)	$145,169	$(10,494)	$134,675	$—
Finisar Secured Note (b)	5,618,256	—	340,431	5,277,825
Secured Equipment Financing (c)	403,755	—	149,728	254,027
April Secured Debentures (d)	7,976,146	(5,151,261)	—	2,824,885
May Secured Debentures (e)	10,554,500	(7,476,104)	—	3,078,396
	$24,697,826	$(12,637,859)	$624,834	$11,435,133

As of March 31, 2008, long term debt consisted of the following:

	Loan Balance	Loan discount	Current portion	Noncurrent Portion
Subordinated Secured Convertible Notes (a)	$87,660	$(6,996)	$80,664	$—
Finisar Secured Note (b)	5,536,211	—	348,764	5,187,447
Secured Equipment Financing (c)	370,845	—	162,680	208,165
April Secured Debentures (d)	7,976,146	(4,154,243)	—	3,821,903
May Secured Debentures (e)	10,554,500	(6,156,792)	—	4,397,708
	$24,525,362	$(10,318,031)	$592,108	$13,615,223

(a) Subordinated Secured Convertible Notes Payable

During 2005, the Company issued $1,280,000 of subordinated, secured notes to nine note holders. The terms of the notes include interest only payments for 24 months, thereafter the loans were to be paid in full over the next twelve months. The loans are secured by all the assets of the Company. The interest rate on the loans is 10% per annum. The loans, at the option of the note holder, may be extended an additional three years, with the same terms as the original three year period. If the note holders elect to extend the loan, they will receive additional warrants to purchase 26,666 shares of the Company’s common stock for every $100,000 loaned to the Company. The conversion feature which is in effect during the time the loan is outstanding, allows the note holder to convert outstanding principal and interest into common stock at an initial conversion price of $3.75. The conversion price is subject to downward revision upon the occurrence of certain stock offerings. The downward revision is subject to a floor of $0.90 and allows the note holder to convert at the price of the most recent stock offering. The conversion price was reduced to $1.25 in December 2005, and reduced to $1.05 in April 2007. During April 2007, six of the note holders converted the remaining principal balance of their notes of $1,050,000 into the April 2007 Debentures (see (d) below).

NOTE 5 – LONG TERM DEBT (CONTINUED)

The Company issued warrants to purchase 320,000 shares of the Company’s common stock in connection with this debt offering during 2005. The warrants were valued at $0.73 a warrant or $233,600, using an option pricing model and were reflected as a loan discount amount, which has been netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 5 years, expected volatility, 70%, no expected dividends. The loan discount fee is being amortized over the life of the loan. Interest expense includes $3,498 and $19,467 relating to the amortization of this discount during the three months ended March 31, 2008 and 2007, respectively. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 22%.

The Company has analyzed the terms of the conversion feature and warrants issued to the note holders and has determined that such features do not give rise to an embedded derivative as defined by SFAS 133 and EITF 00-19 as the instruments are not derivative liabilities based on the analysis, principally because they are convertible into unregistered common shares, the Company has sufficient authorized shares available for conversion, there is a fixed maximum number of shares required to be issued, and there are no provisions that could require a net cash settlement.

(b) Finisar Senior Secured Note

During the year ended December 31, 2006, an agreement between Finisar and QPC to terminate the License Agreement dated September 18, 2003 became effective. In consideration of the termination of the license, the Company issued Finisar a $6 million promissory note. Payment terms of the note require that $1,000,000 of the principal, together with interest thereon payable at the rate of 9.7% per annum, be paid in thirty-six monthly installments, commencing on October 18, 2006. The remaining $5,000,000 of the principal shall be paid in full on September 18, 2009 and accrues interest at the rate of 9.7% per annum payable in arrears, on the 18th day of each calendar month commencing on October 18, 2006. The note is secured by substantially all of our assets.

(c) Secured Equipment Financing

On February 8, 2007, the Company completed a secured equipment lease financing transaction with a financing company. The Company sold and leased back certain manufacturing equipment that had been purchased by the Company between July and December 2006. The gross amount of the loan was $500,000. Repayments under the loan require a monthly payment of $21,990 for the first 30 months, $4,850 for the next 30 months, and then an option to extend for an additional 60 months for $2,800 per month. Additionally, at the end of the first 60 payments, the Company has the option of acquiring the equipment at the greater of 20% of the original cost ($100,000) or fair market value at the time.

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

NOTE 5 – LONG TERM DEBT (CONTINUED)

(d) April Secured Debentures

In April 2007, the Company entered into securities purchase agreements with certain investors, pursuant to which the Company issued the investors secured convertible debentures (the “April Secured Debentures”) in the aggregate principal amount of $7,976,146 at an original issue discount of 10% resulting in gross proceeds to the Company of $7,178,531. The April Secured Debentures have a term of 2 years and pay interest at the rate of 10% per annum, and are secured by all of our shares in Quintessence Photonics Corporation, the operating subsidiary which owns all of our operating assets. The April Secured Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments. The initial fair value of this conversion feature was $4,738,682 using a complex Binomial Lattice pricing model using the assumptions provided below.

In connection with the April 2007 Debenture Offering, the Company granted warrants to purchase 11,394,494 shares of common stock to certain investors and warrants to purchase 212,796 shares of common stock to the dealers in that offering. The above warrants have an initial exercise price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments, and expire five years from the date of issuance. The aggregate purchase price for the April Secured Debentures and the warrants issued in connection with the April 2007 Debenture Offering was $7,178,531. The initial fair value of the investor warrants was estimated at approximately $10,112,590 using a complex Binomial Lattice pricing model suitable to value path dependent American options. The significant assumptions used in the model are as follows: (1) dividend yield of 0%; (2) expected volatility of 63%, (3) risk-free interest rate of 4.64%, (4) expected life of 5 years, and (5) the probability of the occurrence of certain factors impacting the future fair value due to possible adjustment.

The aggregate fair value of the conversion feature and the investor warrants was $14,851,272 on the date of issuance. The value of the compound embedded derivative up to the $7,178,531 amount of the loan less the original issue discount was accounted for as a loan discount which has been netted against principal balance, to be amortized over the term of the loan. Interest expense includes $997,018 related to the amortization of this discount during the three months ended March 31, 2008. The excess $7,672,741 fair value of the embedded derivative was charged to private placement costs during the year ended December 31, 2007.

See Note 6 for a description of the compound embedded derivative.

(e) May Secured Debentures

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

NOTE 5 – LONG TERM DEBT (CONTINUED)

In connection with the May 2007 Debenture Offering, the Company granted warrants to purchase 15,077,857 shares of common stock to the May Investors and warrants to purchase 2,571,171 shares of common stock to the dealers in that offering. All of the above warrants have an initial exercise price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments, and expire five years from the date of issuance. The aggregate purchase price for the May Secured Debentures and the warrants issued in connection with the May 2007 Debenture Offering was $9,500,000 paid in cash.  The initial fair value of the investor warrants was estimated at approximately $11,182,902 using a complex Binomial Lattice pricing model suitable to value path dependent American options. The significant assumptions used in the model are as follows: (1) dividend yield of 0%, (2) expected volatility of 63%, (3) risk-free interest rate of 4.82%, (4) expected life of 5 years, and (5) the probability of the occurrence of certain factors impacting the future fair value due to possible adjustment.

The aggregate fair value of the beneficial conversion feature and the investor warrants was $16,157,720 on the date of issuance. The value of the compound embedded derivative up to $9,500,000, the amount of the loan less the original issue discount was accounted for as a loan discount which has been netted against principal balance, to be amortized over the term of the loan. Interest expense includes $1,319,313 related to the amortization of this discount during the three months ended March 31, 2008. The excess $6,657,720 fair value of the embedded derivative was charged to private placement costs during the year ended December 31, 2007.

See Note 6 for a description of the compound embedded derivative.

The Secured Debentures issued in April and May 2007 are secured by all of our shares in Quintessence Photonics Corporation, the operating subsidiary which owns all of our operating assets.

NOTE 6 – COMPOUND EMBEDDED DERIVATIVE

In April 2007, the Company entered into securities purchase agreements with certain investors, pursuant to which the Company issued the investors secured convertible debentures (the “April Secured Debentures”) in the aggregate principal amount of $7,976,146 at an original issue discount of 10% (the “April 2007 Debenture Offering”). On May 22, 2007, the Company entered into securities purchase agreements with certain investors (the “May Investors”), pursuant to which the Company issued the May Investors secured convertible debentures (the “May Secured Debentures” and collectively with the April Secured Debentures, the “Secured Debentures”) in the aggregate principal amount of $10,554,500 at an original issue discount of 10% (the “May 2007 Debenture Offering”). The April Secured Debentures and the May Secured Debentures have a term of 2 years and pay interest at the rate of 10% per annum. The April Secured Debentures and the May Secured Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to adjustments as set forth therein and any applicable Milestone Adjustments. The market price of our common stock on April 16, 2007 and May 29, 2007 was $1.35 and $1.18 per share, respectively.

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

EITF 05-02 requires that instruments provide holders with an option to convert into a fixed number of shares (or an equivalent amount of cash at the discretion of the issuer) in order to be treated as conventional convertible securities. The Company determined that the Secured Debentures were not eligible for treatment as conventional convertible securities because the conversion price is subject to milestone adjustments.

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

NOTE 6 – COMPOUND EMBEDDED DERIVATIVE (CONTINUED)

We concluded that both the debentures conversion features and the detached warrants should be accounted for as a compound embedded derivative and had a valuation performed which concluded that the value of these features value exceeded the value of the funds raised. See Note 5 for a description of the assumptions used in the complex binomial lattice pricing model to determine the fair value of the compound embedded derivative at issuance.

As of March 31, 2008 the fair value of the embedded derivative liability related to our April and May debentures’ conversion features and the detached warrants was $13,210,837 an increase of $2,927,656 from the fair value of $10,283,181at December 31, 2007. The change in fair value of the derivative liability was recorded in other losses in the accompanying statement of operations.

NOTE 7 – STOCK OPTIONS AND WARRANTS

A summary of option activity as of March 31, 2008 and changes during the three months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,417,666	$0.84	7.7
Granted	635,000	$0.68	10
Exercised	—
Forfeited or expired	(65,000)	$0.75
Outstanding at March 31, 2008	4,987,666	$0.82	7.8	$732,688
Exercisable at March 31, 2008	2,877,472	$0.70	6.7	$673,938

The value of options vesting during the three months ended March 31, 2008 and 2007 was $142,175 and $115,361 respectively, and has been reflected as compensation cost. As of March 31, 2008, the Company has unvested options valued at $2,423,987 which will be reflected as compensation cost in future periods as the options vest.

The Company calculates the fair value of employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally four years. The fair value for employee stock option grants for the three months ended March 31, 2008 and 2007 was calculated based on the following assumptions: risk-free interest rate of 3.02% to 4.5%; dividend yield of 0%; volatility factor of 63% to 73.5%; and a weighted average expected life of the options of 7 years. The risk-free interest rate was based on the applied yield currently available on U.S treasury zero-coupon issues. The expected weighted-average volatility factor is based on the historical stock prices of competitors of the Company whose shares are publicly traded over the most recent period.

There were no stock purchase warrants granted, exercised, cancelled or expired during the three months ended March 31, 2008. As of March 31, 2008 there were 38,212,783 warrants outstanding. There was no intrinsic value to any of the warrants outstanding at March 31, 2008 as all of the outstanding warrants have an exercise price higher than the stock price on March 31, 2008.

NOTE 8 – INCOME TAXES

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

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

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

NOTE 9 - SUBSEQUENT EVENTS

Between April 3 and April 23, 2008, holders of our April and May Debentures converted $703,267 of principal into 669,778 shares of common stock in accordance with the original terms of the debentures (see Note 5). These conversions reduce the amount of principal that is to be repaid to the debenture holders by the Company. Following these conversions, there were 39,346,561 shares of common stock outstanding.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF QPC LASERS, INC. AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING OUR OPERATING RESULTS, FINANCIAL CONDITIONS AND LIQUIDITY AND CASH-FLOW FOR THE PERIOD ENDED MARCH 31, 2008.

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward looking statements with respect to our expectations, plans or intentions (such as those relating to future business or financial results, products in development and our business strategies). These statements are subject to risks and uncertainties and are based on judgments concerning various factors that are beyond our control. Forward-looking statements may be identified by words such as “may,” “ should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. Our actual results may differ materially from those anticipated in any forward looking statements as a result of various developments including those set forth below under the heading “Risk Factors That May Affect Future Performance”. Except as required by law or regulation, we assume no obligation to update any forward-looking statements.

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

In the second quarter of 2006, QPC was also awarded a subcontract with Fibertek, Inc. as part of a team working on a project for the United States Missile Defense Agency to develop lasers that emit mid-infrared wavelengths. Management believes these lasers may be used in systems designed to defend military and commercial aircraft against heat seeking missiles. We also believe that this effort will bring us closer to creating a compact and affordable system for detection of biochemical agents in public places. The contract is a Phase III follow-on contract from an earlier contract that QPC completed which demonstrated the early phases of feasibility of our technology. Our portion of this Phase III contract is $800,000 and is to be performed over twelve months through June 2007. As of March 31,2008, we have recognized $790,000 of revenue from this contract.

The United States Army Research Laboratory awarded us a Phase II development contract in the first quarter of 2006 and we began performing under this contract in the second quarter of 2006. The contract is a follow-on contract from an earlier contract with the same customer in which QPC demonstrated its ability to develop diode lasers that emit wavelengths that are safer to the human eye than conventional high power diode wavelengths. Management believes that upon successful completion of the diode laser project, these lasers may be used in both military and commercial systems to limit accidental damage to human eyes of system operators, friendly forces, and bystanders. The Army contract amount is $673,028 and is to be performed by March 2008. As of March 31, 2008, we have recognized $673,028 of revenue from this contract.

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

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2007 or March 31, 2008. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2007, there was no deferred revenue and approximately $194,537 of unbilled receivables related to these government contracts. At March 31, 2008 there was no deferred revenue and $280,640 of unbilled receivables related to these government contracts.

The Company recognizes revenues on product sales, other than fixed-price contracts, based on the terms of the customer agreement. The customer agreement takes the form of either a contract or a customer purchase order and each provide information with respect to the product or service being sold and the sales price. If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer. Revenue for services, such as non-recurring engineering charges, is recognized upon delivery of either technical report or other deliverable as specified in the contract or purchase order.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of March 31, 2008, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Accounts receivable are reviewed for collectibility. When management determines a potential collection problem, a reserve is established, based on management’s estimate of the potential bad debt. When management abandons all collection efforts it will directly write off the account and adjust the reserve accordingly.

The Company generally, requires no collateral or deposits from its customers and relies upon its own evaluation of a customer’s creditworthiness. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. If the financial condition of the Company's customers should deteriorate, or other events occur which result in an impairment of collectibility of the receivable, additional allowances will be recorded.

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

Fair Value Instruments

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the FASB finalized FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. This Staff Position delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

The following table reconciles, for the period ended March 31, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 31, 2007	$10,283,181
Loss on fair value adjustments to embedded derivatives	2,927,656
Balance at March 31, 2008	$13,210,837

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares and our stock price and the time to conversion of the related financial instruments. See note 6 in the accompanying financial statements for more information on the valuation methods used.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

REVENUE. During the three months ended March 31, 2008, the Company recognized revenue of $1,648,194 as compared to revenue of $1,106,579 during the quarter ended March 31, 2007, representing an increase of approximately 49%. The increase in revenues was due in significant part to non-recurring engineering fees earned in connection with development work for new commercial customers. The increase was offset by the Company’s cessation of work for a major medical customer that commenced Chapter 11 proceedings during the quarter. Revenues were also adversely impacted by unexpected delays in an anticipated award from a defense agency. We believe that our expanded product offerings, our entry into the consumer electronics market and opportunities in the defense and medical markets offer potential for significant growth. However, our ability to grow our revenues is subject to significant risks including, without limitation, our limited marketing budget, the limited track record for our products, difficulties encountered in trying to displace incumbent products and technologies, the long sales and qualification process required for our products and the risk that our competitors will develop products that diminish or eliminate any technological advantages of our products. In addition, our ability to grow our revenues could be adversely affected by uncertain economic conditions, financial difficulties encountered by some of our customers and shifting defense priorities.

COST OF REVENUE; GROSS PROFIT. Cost of revenue, which consists of direct labor, overhead and material costs, was $851,093 or 52% of revenues for the quarter ended March 31, 2008 as compared to $855,781 or 77% of revenues for the quarter ended March 31, 2007. As a percentage of revenue, cost of sales decreased as we benefited from higher pricing on our higher brightness higher powered modules, improved efficiencies as a result of allocating our fixed costs over a higher number of units sold and higher yields on direct materials and labor. If we can continue to increase our sales, then our fixed costs should continue to decline as a percentage of sales. As a result of the foregoing, gross profit was $797,101 for the three months ended March 31, 2008 as compared to $250,798 for the three months ended March 31, 2007, representing gross margins of approximately 48% and 23%, respectively.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material and overhead, totaled $1,426,533 for the three months ended March 31, 2008, as compared to $1,012,800 for the three months ended March 31, 2007. This increase in research and development spending is largely attributable to additional costs incurred as we develop new products for the consumer electronics markets. We currently expect research and development costs to increase moderately as we seek to maintain our technological edge and develop new products for various applications.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $2,653,707 for the quarter ended March 31, 2008, as compared to $1,216,524 for the quarter ended March 31, 2007, which represents an increase of approximately 118%. This year-over-year increase in selling, general and administrative costs is a result of several factors including approximately $370,000 in sales and marketing costs; $570,000 in investor relations costs; bad debt expense of $225,000 and increases in legal and accounting fees. The bad debt expense represents the recording of a reserve against accounts receivable from a customer that recently sought protection under Chapter 11 of the federal bankruptcy laws. We believe there is a significant likelihood that additional reserves will be required as the current recession and constraints in the credit market adversely affect a number of our customers. We also expect selling, general and administrative costs to increase as we expand our sales and marketing efforts.

As mentioned above, we recognized an expense of approximately $225,000 related to setting up an allowance for the accounts receivable outstanding for one of our customers that declared bankruptcy during the first quarter of 2008, as we believe there is a likelihood that we will not be paid for the amounts outstanding. We stopped work on all orders from that customer, and did not recognize any revenue for sales to this customer during the first quarter of 2008.

OTHER INCOME AND EXPENSE. Other Income and Expense includes interest expense of $2,953,878 for the three months ended March 31, 2008 compared to $468,399. The increase in interest expenses includes the amortization of loan discounts of $2,319,829 and $240,221 for the first quarters of 2008 and 2007 respectively. This increase in interest expense relates to the loan discount amortization and cash interest paid to holders of debentures that were issued in April and May 2007. Other expenses also include $2,927,656 for the change in fair value of the embedded derivative liability during the three months ended March 31, 2008. This change in fair value is primarily caused by an increase in our stock price from December 31, 2007 to March 31, 2008. No similar charge was recorded in the first quarter of 2007 as the derivative liability is related to the conversion feature and detached warrants that were issued to the holders of the debentures that were issued in April and May 2007. The conversion feature and detached warrants have been bifurcated and are treated as embedded derivatives.

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

Other Expenses is offset by interest income of $29,261 for the quarter ended March 31, 2008 compared to interest income of $1,754 for the quarter ended March 31, 2007.

NET LOSS. QPC had a net loss of $9,109,904 for the quarter ended March 31, 2007 as compared to a net loss of $2,413,205 for the quarter ended March 31, 2007. The loss in the first quarter of 2008 was in significant part attributable to interest expense including amortization of loan discount of $2,953,878 and the change in fair value of embedded derivatives of $2,927,656. In addition, increases in research and development spending, investor relations costs, and bad debt expense as described above contributed to the increase in overall net loss for the quarter.

While we anticipate that revenues should continue to grow from the amounts recorded in 2007, we do not expect to achieve profitability during the next 12 months.

CASH FLOWS FROM OPERATING ACTIVITIES. Our net loss has been significantly impacted by the non-cash items discussed above. During the first quarter of 2008, we had a negative cash flow from operations of approximately $4,000,000, an increase of approximately $2,672,000 as compared to our negative cash flow from operations of approximately $1,329,000 in the first quarter of 2007. The increase in negative cash flow during the quarter is related to increased research and development spending and purchase of additional inventory to prepare for the fulfillment of several customer orders. In addition, interest payments for the first quarter of 2008 totaled $577,903 compared to $199,364 during the first quarter of 2007. We do not anticipate becoming cash flow positive in the immediate future.

Liquidity and Capital Resources

We continue to operate with a negative cash flow from operations, and depend upon external financing to maintain our operations. QPC lost $9,109,904 during the quarter ended March 31, 2008 and has a cumulative deficit of $70,326,861 at March 31, 2008. Our negative cash flow from operations during the quarter ended March 31, 2008 was $4,000,942. We currently anticipate that we will continue to have a negative cash flow from operations for at least the next 12 months.

We will need to raise additional funds to continue our operations. During 2008, we may incur significant expenditures to build out additional manufacturing and office space at our Sylmar facility . Moreover, although we expect our revenues to continue to grow, the funds available from such increased revenues are not expected to be sufficient to meet our debt obligations that mature in 2009. Those obligations are in excess of $25 million, and even if all of the Secured Debentures are converted, our payment obligation on our outstanding debt in 2009 will be nearly $6 million.

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

The Company is currently offering a minimum of $500,000 and up to maximum of $3,500,000 in a private placement (the “Convertible Debenture Financing”) of its convertible unsecured debentures (the “Debentures”) and warrants (the “Warrants”). The debentures may be converted into shares of the Company’s common stock at a price of $1.05 per share; the warrants may be exercised any time during the next five years for shares of the Company’s common stock at an exercise price of $1.05 per share. The convertible debentures are being offered at a 10% original issue discount. The Convertible Debenture Financing is being effected through a private placement offered solely to accredited investors as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 (the “Securities Act”). The convertible debentures and warrants are not being registered under Section 5 of the Securities Act and may not be offered for sale, sold or resold in the United States absent such registration, except pursuant to an applicable exemption from such registration requirements.

While we anticipate that the proceeds from the Convertible Debenture Financing will meet our immediate cash requirements, we expect to seek additional financing in the near future. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of common stock. If we cannot raise the needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our current business plan and ultimately our viability as a company.

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

Our current obligations require us to make the following payments over the next five years including principal and interest:

Payments by Period

	Remainder of 2008	2009	2010 and Beyond
Subordinated Secured Notes Payable	89,674	—	—
Finisar Secured Note Payable	653,411	5,653,408	—
Secured Equipment Financing	197,910	178,180	221,250
April Secured Debentures	587,128	8,056,707	—
May Secured Debentures	794,925	10,390,628	—
Total	$2,323,048	$24,278,923	$221,250

Between April 3 and April 23, 2008, holders of our April and May Debentures converted $703,267 of principal into 669,778 shares of common stock. These conversions reduce the amount of principal that is to be repaid to the debenture holders by the Company during 2009. The table above reflects these conversions and the reduction in principal that is no longer outstanding. Following these conversions, there were 39,346,561 shares of common stock outstanding.

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

In the third quarter of 2003, we raised a second round of equity financing. Finisar converted the $5 million remaining principal balance on their term loan into our Series B Preferred Stock and we raised an additional $2.8 million in new cash. The price per share of Series B Preferred Stock was $3.118998. Three of the five members of the Board of Directors at that time, founders Dr. Ungar and Mr. Lintz and independent director, Dr. Israel Ury, each purchased preferred stock in the Series B round of financing. As a condition to Finisar’s investment in Series B Preferred Stock, we granted Finisar a non-exclusive royalty free perpetual license to our existing and future intellectual property pursuant to a certain License Agreement, dated September 16, 2003, by and between Quintessence and Finisar (“License Agreement”). The License Agreement allowed for termination by us by paying a fee on or before September 18, 2008. We subsequently terminated the license by issuing a promissory note in the amount of $6 million to Finisar as of September 18, 2006. As of March 31, 2008, the outstanding principal balance of the Finisar secured note was $5,536,211.

In the second quarter of 2004, we entered into a senior secured two-year note transaction with various investors and raised $3.25 million. We issued 2,437,500 warrants to purchase common stock to the lenders as part of this transaction. The exercise price of these warrants was initially $3.75 per share. In the second quarter of 2005, approximately $2.1 million of the $2.4 million outstanding balance was extended for an additional year. We issued an additional 840,000 warrants to purchase common stock as part of this transaction, and adjusted the exercise price of 2,325,000 warrants to $1.25 per share in January 2006 upon the closing of the Brookstreet Tranche I offering. The new exercise price was subject to downward adjustment if future financings were completed at a price lower than $3.75 per share. The exercise price was ultimately fixed at $1.25 per share at the time of the Share Exchange in May 2006. The largest participant in the note transaction, investing $2.5 million, was Envision Partners of which QPC’s Chief Financial Officer, Mr. Lintz, is a 50% partner. In April 2007, $554,631 of principal was exchanged for April Secured Debentures. The remaining balance was paid in full as of May 31, 2007.

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

Capital Expenditures

From January 1, 2008 to March 31, 2008, we spent approximately $75,000 on manufacturing equipment, office equipment, computer equipment and software, and furniture. We expect our capital expenditures to increase based on the growth of our operations, and increased orders and personnel. We plan to expand our manufacturing area by up to 10,000 square feet in order to meet anticipated growth in our sales during 2008. Our facility has warehouse space that is contiguous to our present manufacturing area which we plan to use for the manufacturing area expansion. We expect the expansion to cost in the range of $1 million to $3 million.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its consolidated financial statements.

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

We have relied upon outside financing to fund our operations. As a result, our ability to sustain and build our business has depended upon our ability to raise capital from investors and we do not know if we will be able to continue to raise sufficient funds from investors. We have operated on a negative cash flow basis since our inception and we have never earned a profit. We anticipate that we will continue to incur losses for at least the next 12 months and that we will continue to operate on a negative cash flow basis for at least the next 12 months.  We have financed our operations to date through the sale of stock, other securities and certain borrowings.

In April and May 2007 we received net proceeds of approximately $13,900,000 through the sale of Secured Debentures and common stock purchase warrants. Most of these funds have been used to sustain our operations and we need to raise additional funds to continue operations and to meet our debt obligations as discussed below.

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

We do not have sufficient revenues to service our debt. As of April 30, 2008, we had $23,791,013 of debt secured by our fixed assets and intellectual property. Of this amount, $7,828,379 accrues interest at a rate of 10% per annum and requires monthly interest payments until April 2009, when the balance is due in full; $9,999,000 accrues interest at a rate of 10% per annum and requires monthly interest payments until May 2009 when the balance is due in full; $68,169 accrues interest at a rate of 10% per annum and requires monthly payments until September 30, 2008; $5,536,211 accrues interest at a rate of 10% per annum and requires monthly payments until September 18, 2009 at which time the balance of $5,031,872 is due and payable; and $359,254 accrues interest at a rate of 33.65% and requires monthly payments until January 2012. If we are unable to service our debt, our assets, including our patents and other intellectual property, may be subject to foreclosure. Accordingly, if the Secured Debentures are not converted we will default unless we are able to raise additional funds through the sale of new securities. It is our expectation that most or all of the Secured Debentures will be converted into shares of common stock. However, we can not predict how many Secured Debentures will be converted and, even if all the Secured Debentures are converted, we will still owe more than $5,800,000 in 2009. We do not currently have the ability to service this debt without obtaining additional cash resources. If we are unable to service our debt, our assets, including our patents and other intellectual property, may be subject to foreclosure and our common stock may become worthless. We are currently exploring a number of alternatives to address our inability to service our debt. A number of these alternatives would require the consent of 67% or our Secured Debentures and will also require the consent of 67% of the debentures to be sold in the Convertible Note Financing. We do not know if such consents can be obtained, or if an acceptable financing plan can be implemented to enable us to service our outstanding debt. In addition, if our revenues fail to increase sufficiently, our debt service requirements may reduce our working capital and, therefore, adversely affect our ability to operate our business.

Failure to collect our accounts receivable will diminish our cash resources, resulting in increased reliance upon outside sources of financing to meet our cash requirements. At March 31, 2008, we had accounts receivable of approximately $2,900,000, with an average age of 58 days. During the quarter, we recorded an allowance for doubtful accounts of $225,000 in connection with the bankruptcy filing of one of our major customers. We believe that financial difficulties and credit constraints faced by some of our customers may result in additional allowances for doubtful accounts. As an emerging company seeking to establish new customer relationships, we generally do not impose strict credit requirements for new customers, nor do we generally require deposits or stand-by letters of credit before accepting purchase orders. As a result, we may face an elevated risk of non-payment or slow payment from certain customers, particularly during difficult economic times. At March 31, 2008, three customers accounted for a total of 68% of the accounts receivable balance, and each of these customers individually accounted for more than 10% of the accounts receivable balance. Failure to timely collect our accounts receivable will result in our having less cash available to fund our operations and will increase our dependence upon outside sources for financing.

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

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenue. The loss of any of our key customers, or a significant reduction in sales to any one of them, could significantly reduce our revenue and adversely affect our business. Three large customers accounted for 77% and 63% of our total revenue for the first quarter of 2008 and 2007, respectively.  The largest three customers were different customers during the first quarter of 2008 compared to the first quarter of 2007.  In 2007, four customers accounted for 33% of our total revenue.   As an emerging company, we are dependent on sales to certain large customers, some of whom are in turn development stage companies. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that utilize our technologies and products. In the future, these customers may decide not to incorporate our technologies for use in their systems, purchase fewer products than they did in the past or alter their purchasing patterns. The loss of, or a significant reduction in purchases by, any of our major customers could adversely affect our business, financial condition, results of operations and cash flows.

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

We currently rely on R&D Contracts with the U.S. Government. Currently, a significant part of our near term revenue is expected to be derived from research contracts from the U.S. Government. Changes in the priorities of the U.S. Government may affect the level of funding of certain defense and homeland security programs. Changes in priorities of government spending may diminish interest in sponsoring research programs in our area of expertise.  For example, current defense priorities emphasize support for on-going ground operations in Iraq and Afghanistan which appears to have delayed a number of programs that might have resulted in additional awards to the Company. In addition, budgetary constraints faced by defense and homeland security agencies may result in cancellation or delay of programs in which we have an interest, thereby diminishing our prospects for future Government revenues.

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

MARKET RISKS.

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. Prior to the Share Exchange in May 2006, QPC’s shares were not publicly traded. Through this Share Exchange, QPC has essentially become public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we have undertaken efforts to develop market recognition for our stock. As of April 30, 2008, we had approximately 1,800 stockholders and our market capitalization was approximately $29,116,455. As a result, there is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

Future sales of our equity securities could put downward selling pressure on our stock and adversely affect the stock price. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our stock and adversely affect the market price of our common stock. This downward pressure could be magnified as a result of the large number of shares issuable upon the exercise of outstanding warrants, the conversion of our convertible debt and the exercise of outstanding options. We have filed a registration statement that has been declared effective with respect to the shares issuable upon conversion of our Secured Debentures. Certain of our outstanding warrants, including the warrants issued in connection with the April 2007 Debenture Offering and the May 2007 Debenture Offering, have registration rights. As of April 30, 2008, 37,712,783 shares of our common stock are issuable upon exercise of warrants at an exercise price ranging between $1.05 to $1.50, 17,043,379 shares of our common stock are issuable upon the conversion of our convertible debt at a conversion price of $1.05 and 5,017,666 shares of our common stock are issuable upon exercise of options. In order to meet our on-going cash requirements, we might restructure our current debt in a manner that would increase the number of shares issuable upon conversion of the Secured Debentures. In addition, any restructuring might increase the likelihood that current holders of our Secured Debentures and warrants will exercise their rights to acquire shares of our common stock. Moreover, the notes and warrants being offered in the Convertible Note Financing may be converted into, or exercised for shares of our common stock. We might issue additional securities that could be converted into, or exercised to acquire, shares of our common stock. The prospect of such additional shares being sold into the market could result in further downward pressure on our stock price.

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

Our executive officers and directors beneficially own or control at least 20% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your shares. We estimate that approximately 20% of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Such concentrated control of the Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of the Company.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4 Control and Procedures

Not applicable.

Item 4T Controls and Procedures

(a)
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b)
During the first quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- Other Information

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

Item 1A Risk Factors

Please see the discussion entitled "Risk Factors That May Affect Future Performance" under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations of Part I of this Form 10-Q.

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

Dated: May 15, 2008	QPC Lasers, Inc.

/s/ George Lintz
George Lintz
Chief Operating Officer, Chief Financial Officer

/s/ Jeffrey Ungar
Jeffrey Ungar Chief Executive Officer