Form 10-Q
period 2008-06-30
QPC Lasers
filed 2008-08-14
CIK 1310753

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, there were 42,729,187 shares of the registrant’s Common Stock outstanding.

Item 1 Condensed Consolidated Financial Statements.

QPC LASERS, INC. and Subsidiary
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
CURRENT ASSETS
Cash	$463,383	$6,431,744
Restricted Cash	235,000	-
Accounts receivable, Commercial customers, net of allowance for doubtful accounts of $221,397 at June 30, 2008 and $3,735 at December 31, 2007	2,235,656	2,283,425
Accounts receivable, Government contracts, net	271,391	609,874
Unbilled Revenue	361,893	194,537
Inventory	1,075,775	688,364
Prepaid expenses and other current assets	138,738	226,466
Total Current Assets	4,781,836	10,434,410

Property and equipment, net of accumulated depreciation of $6,387,446 at June 30, 2008 and $6,051,713 at December 31, 2007	3,142,008	3,359,711
Other assets	203,415	203,415

TOTAL ASSETS	$8,127,259	$13,997,536

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$1,789,187	$1,737,581
Embedded Derivative Liability	12,665,851	10,283,181
Current portion of long term debt	10,753,088	624,834
Total Current Liabilities	25,208,126	12,645,596

Subscriptions to pending offering	235,000	-
Long term debt, less current portion	5,419,715	11,435,133

Total Liabilities	30,862,841	24,080,729

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value, 180,000,000 shares authorized, 39,441,561 issued and outstanding at June 30, 2008 and 38,676,783 issued and outstanding at December 31, 2007	39,442	38,677
Additional paid in capital	52,214,073	51,095,087
Accumulated deficit	(74,989,097)	(61,216,957)

Total stockholders’ deficiency	(22,735,582)	(10,083,193)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$8,127,259	$13,997,536

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC. and Subsidiary
CONDENSED CONSOLIDTED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2008 and 2007
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

REVENUE	1,306,882	1,823,005	$2,955,076	$2,929,584
COST OF SALES	888,711	960,162	1,739,804	1,815,943

GROSS PROFIT	418,171	862,843	1,215,272	1,113,641

OPERATING EXPENSES
Research and Development	1,437,527	1,060,761	2,864,060	2,073,560
Selling, General and Administrative	2,504,629	1,407,889	5,158,370	2,624,413
Total operating expenses	3,942,156	2,468,650	8,022,430	4,697,973

LOSS FROM OPERATIONS	(3,523,985)	(1,605,807)	(6,807,158)	(3,584,332)

Interest Income	4,775	46,223	34,036	47,977
Interest Expense	(3,327,041)	(2,012,187)	(6,280,919)	(2,480,586)
Change in fair value of embedded derivative	2,330,673	20,054,927	(596,983)	20,054,927
Private placement expense	(162,320)	(17,740,180)	(162,320)	(17,740,180)
Other income	15,662	20,751	41,204	52,715
NET LOSS	$(4,662,236)	$(1,236,273)	$(13,772,140)	$(3,649,479)

LOSS PER COMMON SHARE — Basic and Diluted	$(0.12)	$(0.03)	$(0.35)	$(0.09)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, basic and diluted	39,344,304	38,609,283	39,010,544	38,584,283

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the six months ended June 30, 2008 (Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, January 1, 2008	38,676,783	$38,677	$51,095,087	$(61,216,957)	$(10,083,193)
Fair value of vested stock options	-	-	293,951	-	293,951
Conversion of debentures	669,778	670	702,597	-	703,267
Elimination of beneficial conversion feature derivative liability upon conversion of debenture	-	-	94,983	-	94,983
Issuance of stock upon option exercise	95,000	95	27,455	-	27,550
Net loss for the six months ended June 30, 2008	-	-	-	(13,772,140)	(13,772,140)
Balance, June 30, 2008	39,441,561	$39,442	$52,214,073	$(74,989,097)	$(22,735,582)

See accompanying Notes to Condensed Consolidated Financial Statements

QPC LASERS, INC. and Subsidiary
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,772,140)	$(3,649,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335,733	430,789
Amortization of loan discount	5,011,126	1,757,320
Amortization of Capitalized Loan Fees	-	38,039
Change in fair value of embedded derivatives	596,983	(20,054,927)
Fair value of vested options	293,951	215,758
Private placement costs	162,320	1,148,160
Shares of common stock issued for services	-	135,000
Fair value of warrants issued for services and private placement costs	-	16,427,020
Fair value of modification of warrants	-	22,845

Changes in operating assets and liabilities:
Accounts receivable	386,252	(455,099)
Inventory	(387,411)	(3,895)
Unbilled revenue	(167,356)	(809,433)
Other assets	-	(146,718)
Prepaid Expenses	87,728	76,998
Accounts payable and other current liabilities	51,606	95,766
Net cash used in operating activities	(7,401,208)	(4,771,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(118,029)	(63,240)
Net cash used in investing activities	(118,029)	(63,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing, net of offering costs	1,826,500	14,425,740
Exercise of Options	27,550	-
Principal payments on debt	(303,174)	(363,748)
Net cash provided by financing activities	1,550,876	14,061,992

NET INCREASE IN CASH	(5,968,361)	9,226,896
CASH — Beginning of period	6,431,744	1,429,077

CASH — End of period	$463,383	$10,655,973

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$1,269,793	$676,572

Taxes	-	-

See accompanying Notes to Condensed Consolidated Financial Statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

During the six months ended June 30, 2008, the Company issued warrants to purchase 4,840,035 shares of common stock and debentures with a conversion feature valued at $1,880,669 to investors and placement agents.

During the six months ended June 30, 2008, holders of our Secured Debentures converted $703,267 of principal into 669,778 shares of common stock.

During the six months ended June 30, 2008, the Company recorded an elimination of $94,983 of our embedded derivative liability as a result of the conversion of $703,267 of Secured Debentures.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 (UNAUDITED)

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company had a net loss of $9,710,564 and utilized cash of $8,561,410 in operating activities during the year ended December 31, 2007, and had a stockholders’ deficiency of $10,083,193 at December 31, 2007. During the six months ended June 30, 2008, the Company had a net loss of $13,772,140 and utilized cash of $7,401,208 in operating activities. At June 30, 2008 the Company had a stockholders’ deficiency of $22,735,582. These factors raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2007 or June 30, 2008. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2007, there was no deferred revenue and approximately $194,537 of unbilled receivables related to these government contracts. At June 30, 2008 there was no deferred revenue and $361,893 of unbilled receivables related to these government contracts.

The Company recognizes revenues on product sales, other than fixed-price contracts, based on the terms of the customer agreement. The customer agreement takes the form of either a contract or a customer purchase order and each provide information with respect to the product or service being sold and the sales price. If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer. Revenue for services, such as non-recurring engineering charges, is recognized upon delivery of a technical report or other deliverable as specified in the contract or purchase order. In addition, to the above mentioned criteria, the Company also considers collectability in evaluating whether revenue should be recognized from a sale or non-recurring engineering contract.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of June 30, 2008, management has concluded that neither a reserve for product returns nor a warranty liability is required. Our ability to estimate such future liabilities is limited by the lack of historical information available.

Accounts receivable are reviewed for collectability. A reserve is established at the end of a quarter in which management determines there is a collectability problem, with the amount of the reserve based on management’s estimate of the potential bad debt. When management abandons all collection efforts it will directly write off the account and adjust the reserve accordingly.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Concentration of Credit Risk and Customer Concentration

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents placed with high credit quality institutions and account receivable due from government agencies and commercial customers. The Company places its cash and cash equivalents with high credit quality financial institutions. From time to time such cash balances may be in excess of the FDIC insurance limit of $100,000. Accounts receivable are typically unsecured and are derived from revenues earned from customers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been immaterial and within management's expectations. At June 30, 2008, three customers accounted for 10%, 19%, and 26% of our accounts receivable, for a total of 55% of the accounts receivable balance.

Three customers accounted for 5%, 21%, and 24% of revenue for the six months ended June 30, 2008.  During the six months ended June 30, 2007, three customers accounted for 10%, 12%, and 17% of total revenue.  The three largest customers during the first half of 2008 were different than the largest customers in the six months ended June 30, 2007 except for one customer that accounted for 21%  and 17% of revenue during the six months ended June 30, 2008 and 2007, respectively.

Three customers accounted for 11%, 15%, and 28% of revenue for the three months ended June 30, 2008.  For the three months ended June 20, 2007, three customers accounted for 14%, 15%, and 28% of revenue.  The three largest customers for the three months ended June 30, 2008 were not the same as the three largest customers for three months ended June 30, 2007, except for one customer that accounted for 28% of revenue for the three months ended June 30, 2008 and 2007.

Allowance for Doubtful Accounts

The Company generally, requires no collateral or deposits from its customers and relies upon its own evaluation of a customer’s creditworthiness. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. As a result of this analysis, the Company believes that its allowance for doubtful accounts is adequate at June 30, 2008 and December 31, 2007. If the financial condition of the Company's customers should deteriorate, or other events occur which result in an impairment of collectability of the receivable, additional allowances will be recorded.

Loss per Common Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated assuming the issuance of common shares, if dilutive, resulting from the exercise of stock options and warrants. At June 30, 2008 and 2007, potentially dilutive securities consisted of outstanding common stock purchase warrants and stock options to acquire an aggregate of 48,170,485 and 41,698,449 shares, respectively. Since the Company reported a net loss for the three and six months ended June 30, 2008 and 2007, these potentially dilutive common shares were excluded from the diluted loss per share calculation because they were anti-dilutive.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. These derivatives, including embedded derivatives in the debentures issued in April and May 2007 and May 2008 that are discussed in Note 6, are separately valued and accounted for on our balance sheet, and revalued at each reporting period. The net change in the value of embedded derivative liability is recorded as change in fair value of derivative liability in the consolidated statement of operations, and is included in other income and expense.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety.

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended June 30, 2008:

	Fair Value
As of June 30, 2008	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities	$-	$12,665,851	$-	$12,665,851

The following table reconciles, for the period ended June 30, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 31, 2007	$10,283,181
Fair Value of warrants and conversion feature of the May 2008 debenture at issuance	1,880,669
Conversion of convertible debentures into common stock	(94,982)
Gain on fair value adjustments to embedded derivatives	596,983
Balance at June 30, 2008	$12,665,851

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares, our stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments. See Note 6 for more information on the valuation methods used.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its consolidated financial statements.

NOTE 3 - INVENTORY

Inventory consists of the following:

	June 30, 2008 (Unaudited)	December 31, 2007
Raw materials	$654,261	$549,792
Work in process	352,726	126,003
Finished Goods	70,411	14,192
Reserve for slow moving and obsolescence	(1,623)	(1,623)
	$1,075,775	$688,364

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2008 (Unaudited)	December 31, 2007	Useful Lives
Computer software	$86,804	$86,803	3 years
Furniture and fixtures	124,381	124,380	6 years
Computer equipment	173,127	161,310	3 years
Office equipment	73,258	72,230	5 years
Lab and manufacturing equipment	5,142,810	5,071,681	5 years
Leasehold improvements	3,892,081	3,886,670	14 years
Construction in progress	36,993	8,350
	9,529,454	9,411,424
Less accumulated depreciation and amortization	(6,387,446)	(6,051,713)

Property and equipment, net	$3,142,008	$3,359,711

Depreciation and amortization expense related to property and equipment amounted to $335,733 and $430,789, respectively for the six months ended June 30, 2008 and 2007.

NOTE 5 - LONG TERM DEBT

As of December 31, 2007, long term debt consisted of the following:

	Loan Balance	Loan discount	Current portion	Noncurrent Portion
Subordinated Secured Convertible Notes (a)	$145,169	$(10,494)	$134,675	$—
Finisar Secured Note (b)	5,618,256	—	340,431	5,277,825
Secured Equipment Financing (c)	403,755	—	149,728	254,027
April Secured Debentures (d)	7,976,146	(5,151,261)	—	2,824,885
May Secured Debentures (e)	10,554,500	(7,476,104)	—	3,078,396
	$24,697,826	$(12,637,859)	$624,834	$11,435,133

As of June 30, 2008, long term debt consisted of the following:

	Loan Balance	Loan discount	Current portion	Noncurrent Portion
Subordinated Secured Convertible Notes (a)	$48,517	$(3,498)	$45,019	$—
Finisar Secured Note (b)	5,480,401	—	385,545	5,094,856
Secured Equipment Financing (c)	335,088	—	176,753	158,335
April Secured Debentures (d)	7,828,379	(3,098,733)	4,729,646	—
May Secured Debentures (e)	9,999,000	(4,582,875)	5,416,125	—
2008 Secured Debentures (f)	2,209,579	(2,043,055)	—	166,524
	$25,900,964	$(9,728,161)	$10,753,088	$5,419,715

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

NOTE 5 - LONG TERM DEBT (CONTINUED)

The Company issued warrants to purchase 320,000 shares of the Company’s common stock in connection with this debt offering during 2005. The warrants were valued at $0.73 a warrant or $233,600, using an option pricing model and were reflected as a loan discount amount, which has been netted against the loan principal balance. The assumptions used in the model were: risk free interest rate, 4.41%, expected life, 5 years, expected volatility, 70%, no expected dividends. The loan discount fee is being amortized over the life of the loan. Interest expense includes $6,996 and $118,777 relating to the amortization of this discount during the six months ended June 30, 2008 and 2007, respectively. The effective interest rate on these loans, giving effect for the modified terms and the loan discount is 22%.

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

NOTE 5 - LONG TERM DEBT (CONTINUED)

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

The aggregate fair value of the conversion feature and the investor warrants was $14,851,272 on the date of issuance. The value of the compound embedded derivative up to the $7,178,531 amount of the loan less the original issue discount was accounted for as a loan discount which has been netted against principal balance, to be amortized over the term of the loan. Interest expense includes $2,052,528 and $830,849 related to the amortization of this discount during the six months ended June 30, 2008 and 2007, respectively. The excess $7,672,741 fair value of the embedded derivative was charged to private placement costs during the year ended December 31, 2007.

During April 2008, certain investors converted $147,767 of the April 2007 Debentures into our common stock at a conversion price of $1.05 per share for 140,730 shares of common stock. At the date of the conversion of Debentures into common stock, the pro rata portion of the related unamortized discount on debt of $76,962 was charged to operations and included in interest expense.

See Note 6 for a description of the compound embedded derivative.

NOTE 5 - LONG TERM DEBT (CONTINUED)

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

The aggregate fair value of the conversion feature and the investor warrants was $16,157,720 on the date of issuance. The value of the compound embedded derivative up to $9,500,000, the amount of the loan less the original issue discount was accounted for as a loan discount which has been netted against principal balance, to be amortized over the term of the loan. Interest expense includes $2,893,229 and $439,771 related to the amortization of this discount during the six months ended June 30, 2008 and 2007, respectively. The excess $6,657,720 fair value of the embedded derivative was charged to private placement costs during the year ended December 31, 2007.

During April 2008, certain investors converted $555,500 of the May 2007 Debentures into our common stock at a conversion price of $1.05 per share for 529,048 shares of common stock. At the date of the conversion of Debentures into common stock, the pro rata portion of the related unamortized discount on debt of $324,042 was charged to operations and included in interest expense.

See Note 6 for a description of the compound embedded derivative.

The Secured Debentures issued in April and May 2007 are secured by all of our shares in Quintessence Photonics Corporation, the operating subsidiary which owns all of our operating assets.

NOTE 5 - LONG TERM DEBT (CONTINUED)

(e) 2008 Secured Debentures

During May 2008, the Company entered into securities purchase agreements with certain investors (the “2008 Investors”), pursuant to which the Company agreed to issue to the Investors secured convertible debentures in the aggregate principal amount of up to $3,888,500 at an original issue discount of 10% (the “2008 Secured Debentures”). The 2008 Secured Debentures are convertible into shares of the Company’s common stock (the “Common Stock”) at an initial conversion price of $1.05 per share, subject to customary adjustments including full-ratchet and other standard anti-dilution protection. The first closing under the Securities Purchase Agreement occurred on May 19, 2008, on which date the Company issued an aggregate of $2,209,579 in principal amount of the 2008 Secured Debentures and warrants to acquire 4,208,726 shares of Common Stock, for an aggregate purchase price of $1,988,820 of which $1,822,500 was received in cash and $19,000 was received in the form of a promissory note. The remaining balance of $147,320 represents TR Winston & Company’s (“TRW”) fee for services rendered as placement agent for this financing. TRW received payment of such fee in the form of a Secured Debenture for the principal amount of $163,673 and Warrants to purchase 311, 757 shares of common stock of the Company. In addition, TRW received warrants to purchase 631,309 shares of common stock in connection with this financing.

In connection with the May 2008 Debenture Offering, the Company granted warrants to purchase 4,208,726 shares of common stock to the 2008 Investors and warrants to purchase 631,309 shares of common stock to the dealers in that offering. All of the above warrants have an initial exercise price of $1.05 per share, subject to adjustments as set forth therein, and expire five years from the date of issuance. The initial fair value of the warrants was estimated at approximately $1,447,170 using a complex Binomial Lattice pricing model suitable to value path dependent American options. The significant assumptions used in the model are as follows: (1) dividend yield of 0%, (2) expected volatility of 69.7%, (3) risk-free interest rate of 3.09%, (4) expected life of 5 years, and (5) the probability of the occurrence of certain factors impacting the future fair value due to possible adjustment.

The aggregate fair value of the conversion features and the warrants was $1,880,669 on the date of issuance. The value of the compound embedded derivative was accounted for as a loan discount which has been netted against principal balance, to be amortized over the term of the loan. Interest expense includes $58,373 related to the amortization of this discount during the six months ended June 30, 2008.

See Note 6 for a description of the compound embedded derivative.

The 2008 Secured Debentures are secured by substantially all of the Company’s assets including the common stock of Quintessence Photonics Corporation, a wholly owned subsidiary of the Company.

NOTE 6 - COMPOUND EMBEDDED DERIVATIVE

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

The company did not meet the revenue milestone for the six month period ending June 30, 2008. The conversion price of the Debentures and the exercise price of the Warrants, as well as the conversion and exercise price for the debentures and warrants issued by the Company in May 2008 (see below and Note 5), is subject to adjustment as a result of the Company’s failure to meet the revenue milestone. The extent of any such adjustment cannot be determined at this time.

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

NOTE 6 - COMPOUND EMBEDDED DERIVATIVE (CONTINUED)

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

In April 2008, holders of $147,767 of the April 2007 Debentures and holders of $555,500 of the May 2007 Debentures converted their debentures into shares of the Company’s common stock. At the date of the conversion of Debentures into common stock, the pro rata portion of the fair value of the related embedded derivative liability was transferred to additional paid-in capital. During the six months ended June 30, 2008, we recorded $94,983 for the elimination of the prorated portion of the embedded derivative liability associated with the conversions of the April 2007 debentures and May 2007 debentures.

As of June 30, 2008 the fair value of the embedded derivative liability related to our April and May debentures’ conversion features and the detached warrants was $10,430,176 an increase of $241,977 from the fair value of $10,283,181 at December 31, 2007 after taking into account the elimination of the prorated portion of the derivative liability of $94,983 for the debenture conversions that occurred in April 2008. The change in fair value of the derivative liability was recorded in other losses in the accompanying statement of operations.

During May 2008, the Company entered into securities purchase agreements with certain investors (the “2008 Investors”), pursuant to which the Company agreed to issue to the Investors secured convertible debentures in the aggregate principal amount of up to $3,888,500 at an original issue discount of 10% (the “2008 Secured Debentures”). The 2008 Secured Debentures are convertible into shares of the Company’s common stock (the “Common Stock”) at an initial conversion price of $1.05 per share, subject to customary adjustments including full-ratchet and other standard anti-dilution protection. The first closing under the Securities Purchase Agreement occurred on May 19, 2008, on which date the Company issued an aggregate of $2,209,579 in principal amount of the 2008 Secured Debentures and warrants to acquire 4,208,726 shares of Common Stock, for an aggregate purchase price of $1,988,820 of which $1,822,500 was received in cash and $19,000 was received in the form of a promissory note. The remaining balance of $147,320 represents TR Winston & Company’s (“TRW”) fee for services rendered as placement agent for this financing. TRW received payment of such fee in the form of a Secured Debenture for the principal amount of $163, 673 and Warrants to purchase 311, 757 shares of common stock of the Company. In addition, TRW received warrants to purchase 631,309 shares of common stock in connection with this financing.

In connection with the May 2008 Debenture Offering, the Company granted warrants to purchase 4,208,726 shares of common stock to the 2008 Investors and warrants to purchase 631,309 shares of common stock to the dealers in that offering. All of the above warrants have an initial exercise price of $1.05 per share, subject to adjustments as set forth therein, and expire five years from the date of issuance.

NOTE 6 - COMPOUND EMBEDDED DERIVATIVE (CONTINUED)

We concluded that both the debentures conversion features and the detached warrants issued in the May 2008 Debenture financing should be accounted for as a compound embedded derivative, based on the analysis described above, and had a valuation performed which concluded that the value of these features was $1,880,669 as of May 19, 2008. See Note 5 for a description of the assumptions used in the complex binomial lattice pricing model to determine the fair value of the compound embedded derivative at issuance. The value of these derivatives was $2,235,675 as of June 30, 2008. The $355,006 increase in fair value of the derivative liability was recorded in other losses in the accompanying statement of operations.

As of June 30, 2008, the company did not meet the revenue milestone included in the April 2007 and May 2007 convertible debentures and stock purchase warrants. The reset of the conversion price of the 2007 Debentures and the 2007 Warrants (see above) would trigger a reset of the 2008 Debenture conversion price and also the exercise price of the warrants issued to the investors in the May 2008 Debenture financing. The extent of any such adjustment cannot be determined at this time.

NOTE 7 - STOCK OPTIONS AND WARRANTS

A summary of option activity as of June 30, 2008 and changes during the six months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	4,417,666	$0.84	7.7
Granted	870,000	$0.68	10
Exercised	(95,000)	0.29
Forfeited or expired	(75,000)	$0.75
Outstanding at June 30, 2008	5,117,666	$0.83	7.7	$526,365
Exercisable at June 30, 2008	2,877,472	$0.72	6.6	$513,540

The value of options vesting during the six months ended June 30, 2008 and 2007 was $293,951 and 215,758 respectively, and has been reflected as compensation cost. As of June 30, 2008, the Company has unvested options valued at $2,372,886 which will be reflected as compensation cost in future periods as the options vest.

The Company calculates the fair value of employee stock options using a Black-Scholes option pricing model at the time the stock options are granted and that amount is amortized over the vesting period of the options, which is generally four years. The fair value for employee stock option grants for the six months ended June 30, 2008 and 2007 was calculated based on the following assumptions: risk-free interest rate of 3.02% to 4.5%; dividend yield of 0%; volatility factor of 63% to 73.5%; and a weighted average expected life of the options of 7 years. The risk-free interest rate was based on the applied yield currently available on U.S treasury zero-coupon issues. The expected weighted-average volatility factor is based on the historical stock prices of competitors of the Company whose shares are publicly traded over the most recent period.

A summary of the Company’s warrant activity for the six months ended June 30, 2008 follows:

Number of Warrants

Warrants outstanding at January 1, 2008	38,212,783
Granted	4,840,035
Exercised	-
Cancelled	-

Warrants outstanding at June 30, 2008	43,052,818

There was no intrinsic value to any of the warrants outstanding at June 30, 2008 as all of the outstanding warrants have an exercise price higher than the stock price on June 30, 2008.

NOTE 8 - INCOME TAXES

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

NOTE 9 - DEVELOPMENT AND ROYALTY AGREEMENT

On June 30, 2008, QPC Lasers, Inc. (the “Company”) and its wholly-owned subsidiary, Quintessence Photonics Corporation (“Quintessence”), entered into a Development and Royalty Agreement (the “Agreement”) with a domestic company in the video gaming/entertainment industry (“Customer”), pursuant to which the Company and Quintessence agreed to provide non-recurring engineering services relating to the development of laser chips and modules intended for use as a three-dimensional light source for display projection products and systems (the “Products”). The development items relating to these Products, including a preliminary design of a laser module for a 3-D projection system, were delivered to Customer as of the effective date of the Agreement. In consideration for such services, together with the purchase rights, royalty rights and right of participation granted to Customer under the Agreement as further described below, Customer agreed to pay a development fee of $2 million (the “Development Fee”) payable in eleven installments beginning on June 30, 2008 and ending on June 30, 2009.

The Company analyzed the terms of the development contract and compared the terms to our revenue recognition policy, and determined that although the development items relating to these Products, including a preliminary design module for a 3-D projection system, were delivered to Customer as of June 30, the customer lacks sufficient credit history to verify collectability of the development payment. In applying our revenue recognition policy, the Company has determined that the revenue should be recorded as received. The Company will reevaluate this policy as a credit history develops.

Purchase Rights. In partial consideration for the Development Fee, the Company grants Customer the right to purchase the Products directly from QPC at a price that is no less favorable than the price offered by the Company to any third party for similar quantities during the five-year term of the Agreement. Customer may use such Products purchased from the Company to incorporate into display projector devices subject to the license grant and restrictions set forth in the Agreement.

Royalty Payments. During the five-year term of the Agreement, the Company agrees to make royalty payments (“Royalty Payments”) to Customer in the following amounts: (1) ten percent (10%) of Net Revenue (as defined in the Agreement) actually received by the Company or Quintessence from the sale of the Products for use in three dimensional display/ projection applications in connection with the 3-D display and projection business, and (2) three present (3%) of Net Revenues actually received by the Company and Quintessence from the sale of the Products for use in display/ projection applications other than in 3-D display/projection applications. The Company shall pay Royalty Payments in the form of shares of its unregistered common stock. For the purposes of calculating the number of shares of common stock due to Customer under the Agreement, the value of a share of the Company’s common stock shall be fixed at $1.05 per share throughout the term of the Agreement, subject to adjustment for stock splits and dividends.

Right of Participation. In the event the Company or Quintessence elects to form a separate company to service and otherwise operate its laser display and projection business, Customer shall have a right of first offer to purchase up to ten percent (10%) of the equity interest in the separate company being offered upon its formation on the terms and conditions that are identical to those offered to other third party investors.

Termination. The term of the Agreement is five years, unless terminated sooner pursuant to the Agreement. The Company has the option to terminate the Agreement at any time for any reason upon delivery of written notice of termination and payment of a termination fee in the amount of five million dollars ($5,000,000) to Customer.

NOTE 10 - SUBSEQUENT EVENTS

During July 2008, holders of our April and May Debentures converted $881,254 of principal into 839,290 shares of common stock in accordance with the original terms of the debentures (see Note 5). These conversions reduce the amount of principal that is to be repaid to the debenture holders by the Company. These conversions are subject to certain terms of the debentures that will require the company to issue additional shares to the debenture holders if the conversion price is adjusted downwards following the filing of this Form 10Q. We are unable to determine how many additional shares may need to be issued upon a reset of the conversion price.

On July 8, 2008, the Company completed a second closing under the 2008 Secured Debenture offering by entering into a securities purchase agreement, dated as of July 8, 2008, with the investor signatories thereto (“Tranche II Investors”), pursuant to which the Company issued to Tranche II Investors an aggregate of $355,520 in principal amount of the Secured Debentures and Warrants to acquire 677,181 shares of Common Stock, for an aggregate purchase price of $320,000 which was received in cash. In connection with placement agent services in Tranche II, the Company will pay a placement agent fee of $25,600 in cash and Warrants to acquire 101,577 shares of Common Stock.

The terms and conditions of the Secured Debentures and Warrants issued in Tranche II are substantially identical to those issued in Tranche I which closed on May 19, 2008 (see Note 5).

In an effort to cut operating costs and preserve cash resources, the Company, and certain of its employees and executive officers, have entered into a letter agreement, dated July 21, 2008, pursuant to which such employees have agreed to a reduction in salary and a 15% increase in health insurance premium cost. The salary reductions will remain in effect until such time that, in the judgment of the Company’s board of directors, conditions have improved sufficiently to allow such reductions to be relaxed or rescinded.

As consideration for the salary reduction and increased insurance premium costs, the Company’s board of directors has agreed to grant each employee accepting a reduction in salary a number of shares of restricted common stock of the Company equal to three shares of restricted common stock per dollar of reduced compensation. As a result of such agreements, the Company issued 1,461,248 restricted shares on July 21, 2008 to certain employees and officers. The restricted common stock vests on July 21, 2009. Until that time, they are forfeitable upon termination of employment for any reason.

The Company and holders of at least 67% of the outstanding principal amount of the Company’s 10% Secured Convertible Debentures due April 16, 2009 (the “April 2009 Debentures”) and its 10% Secured Convertible Debentures due May 22, 2009 (the “May 2009 Debentures,” together with the April 2009 Debentures, each a “Debenture” and, collectively, the “Debentures”) have entered into an agreement (the “Waiver Agreement”) that waives any requirement for the Company to undertake a Conversion Cap Redemption (as defined in the Debentures) under Section 9(a) of the Debentures as it relates to any additional shares of common stock issued or issuable to the Debenture holders upon an adjustment to the conversion price resulting from any of the following events (each, an “Exempt Event”) (i) a milestone failure for the last milestone period ending June 30, 2008 under Sections 3(f)(iii) and 3(f)(iv) of the Debentures; (ii) any subsequent equity financing transaction the Company undertakes that is consummated on or prior to August 31, 2008, which results in an adjustment in the conversion price under Section 3(f)(i) of the Debentures; and (iii) any voluntary reduction of the conversion price undertaken by the Company’s Board of Directors prior to the effectiveness of any milestone adjustment resulting from a milestone failure for the last milestone period.

NOTE 10 - SUBSEQUENT EVENTS (CONTINUED)

In addition, certain Debenture holders executing the Waiver Agreement also agreed to defer the payment of interest due under the Debentures on July 1, August 1 and September 1, 2008 under the terms of the Waiver Agreement in consideration for the issuance to such holder of a number of shares of common stock equal to three shares for each dollar of interest being deferred by such holder. As of July 30, 2008, the aggregate amount of deferred interest for these three months was $304,029 and the aggregate number of shares issuable in consideration for the agreement to defer interest was 912,088.

On August 4, 2008, the Board of Directors approved a resolution to offer holders of warrants that are not subject to adjustments in exercise price or that are subject to a limited adjustment of the exercise price, the ability to adjust their exercise price to equal the exercise price of the April 2007, May 2007, May 2008 and July 2008 Warrants respectively if and when the exercise price on those warrants are reset to a lower price. The offer is subject to the holder’s agreement to not exercise on a cashless or net exercise basis for six months after the adjustment, or after six months after the adjustment to the extent that the Company has an effective registration statement covering the shares underlying the warrants.

On August 11, 2008, the Company announced that it has retained both U.S. and Japanese-based financial advisers to assist the company in exploring strategic alternatives designed to accelerate the Company’s entry in to the consumer electronics market. Through a strategic partnership the Company is seeking capital, worldwide distribution channels and other key resources that might enable the Company to more aggressively penetrate the consumer electronics market.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF QPC LASERS, INC. AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING OUR OPERATING RESULTS, FINANCIAL CONDITIONS AND LIQUIDITY AND CASH-FLOW FOR THE PERIOD ENDED JUNE 30, 2008.

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

Our product development efforts have been advanced by a number of government contracts. We have been awarded five Phase I “Small Business Innovation Research” contracts; three of them have progressed to Phase II contracts. In general, these contracts are cancelable and in some cases include multiple phases associated with meeting technical milestones. In the second quarter of 2006, we signed a sub-contract with Telaris, Inc. as part of a team working on a project for the Defense Advance Research Project Agency (“DARPA”). Our portion of the DARPA contract was $3.1 million; of which $1.8 million was Phase I and the remainder was to be included in Phase II of the contract. As of June 30, 2008 we completed Phase I and have recognized $1.3 million of revenue from Phase I; and the Phase II has yet to be commenced. There is no guaranty that the project will continue with Phase II.. This contract funded development of semiconductor lasers to be used for directed energy weapons and the technology overlaps with our development of lasers for the industrial materials processing markets.

In the second quarter of 2006, QPC was also awarded a subcontract with Fibertek, Inc. as part of a team working on a project for the United States Missile Defense Agency to develop lasers that emit mid-infrared wavelengths. Management believes these lasers may be used in systems designed to defend military and commercial aircraft against heat seeking missiles. We also believe that this effort will bring us closer to creating a compact and affordable system for detection of biochemical agents in public places. The contract is a Phase III follow-on contract from an earlier contract that QPC completed which demonstrated the early phases of feasibility of our technology. Our portion of this Phase III contract is $800,000 and is to be performed over twelve months through June 2007. As of June 30,2008, we have recognized $790,000 of revenue from this contract. No additional funds have been awarded as of June 30, 2008 and there are no plans to continue this development until we have acquired additional funding.

The United States Army Research Laboratory awarded us a Phase II development contract in the first quarter of 2006 and we began performing under this contract in the second quarter of 2006. The contract is a follow-on contract from an earlier contract with the same customer in which QPC demonstrated its ability to develop diode lasers that emit wavelengths that are safer to the human eye than conventional high power diode wavelengths. Management believes that upon successful completion of the diode laser project, these lasers may be used in both military and commercial systems to limit accidental damage to human eyes of system operators, friendly forces, and bystanders. The Army contract amount is $673,028 and is to be performed by March 2008. As of June 30, 2008, we have recognized $673,028 of revenue from this contract. As of June 30, 2008, we have already produced and sold several diode laser products to commercial customers based on technology developed under this contract.

During the second quarter of 2007, the United States Navy awarded us two contracts totaling $1.5 million to deliver high-energy laser engine prototypes for naval aviation directed energy weapons applications. The concurrent nine-month contracts build upon the Company's previous high-brightness chip-based laser development for the U.S. Navy, as well as for the DARPA, the U.S. Army, the Missile Defense Agency, and the Israeli Ministry of Defense. As of June 30, 2008, we have recognized $1.5 million of revenue from these contracts.

In addition to U.S. Government funds, we have received development funds from U.S. prime defense contractors as well as a major foreign military contractor. The funds that we have received and expect to receive are for development that overlaps with our commercial development.

During the fourth quarter of 2007, the Company entered into a contract with Asia Optical Company, Inc., an international manufacturer of consumer electronics to develop and deliver lasers to be used in rear projection televisions. We realized revenues during the fourth quarter of approximately $1 million including non-recurring engineering fees for the development and delivery of initial prototypes. The contract also provides for an $11 million non-cancellable order if and when product specifications have been met.

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

Revenue Recognition

A portion of the Company’s revenues result from fixed-price contracts with U.S. government agencies. Revenues from fixed-price contracts are recognized under the percentage-of-completion method of accounting, generally based on costs incurred as a percentage of total estimated costs of individual contracts (“cost-to-cost method”). Revisions in contract revenue and cost estimates are reflected in the accounting period as they are identified. Provisions for the entire amount of estimated losses on uncompleted contracts are made in the period such losses are identified. No contracts were determined to be in an overall loss position at December 31, 2007 or June 30, 2008. In addition, the Company has certain cost plus fixed fee contracts with U.S. Government agencies that are being recorded as revenue is earned based on time and costs incurred. At December 31, 2007, there was no deferred revenue and approximately $194,537 of unbilled receivables related to these government contracts. At June 30, 2008 there was no deferred revenue and $361,893 of unbilled receivables related to these government contracts.

The Company recognizes revenues on product sales, other than fixed-price contracts, based on the terms of the customer agreement. The customer agreement takes the form of either a contract or a customer purchase order and each provide information with respect to the product or service being sold and the sales price. If the customer agreement does not have specific delivery or customer acceptance terms, revenue is recognized at the time of shipment of the product to the customer. Revenue for services, such as non-recurring engineering charges, is recognized upon delivery of either technical report or other deliverable as specified in the contract or purchase order. In addition, to the above mentioned criteria, the Company also considers collectability in evaluating whether revenue should be recognized from a sale or non-recurring engineering contract.

Management periodically reviews all product returns and evaluates the need for establishing either a reserve for product returns or a product warranty liability. As of June 30, 2008, management has concluded that neither a reserve for product returns nor a warranty liability is required.

Accounts receivable are reviewed for collectability. When management determines a potential collection problem, a reserve is established, based on management’s estimate of the potential bad debt. When management abandons all collection efforts it will directly write off the account and adjust the reserve accordingly.

The Company generally, requires no collateral or deposits from its customers and relies upon its own evaluation of a customer’s creditworthiness. The Company records an allowance for doubtful accounts receivable for credit losses at the end of each period based on an analysis of individual aged accounts receivable balances. If the financial condition of the Company's customers should deteriorate, or other events occur which result in an impairment of collectability of the receivable, additional allowances will be recorded.

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

The following table presents the embedded derivative, the Company’s only financial assets measured and recorded at fair value on the Company’s Consolidated Balance Sheets on a recurring basis and their level within the fair value hierarchy during the three months ended June 30, 2008:

	Fair Value
As of June 30, 2008	Level 1	Level 2	Level 3	Total

Embedded derivative liabilities	$-	$12,665,851	$-	$12,665,851

The following table reconciles, for the period ended June 30, 2008, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Embedded derivative at December 31, 2007	$10,283,181
Fair Value of warrants and conversion feature of the May 2008 debenture at issuance	1,880,669
Conversion of convertible debentures into common stock	(94,982)
Gain on fair value adjustments to embedded derivatives	596,983
Balance at June 30, 2008	$12,665,851

The valuation of the derivatives are calculated using a complex binomial pricing model that is based on changes in the volatility of our shares, our stock price, the probability of a reduction in exercise and conversion price, and the time to conversion of the related financial instruments. See Note 6 for more information on the valuation methods used.

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

REVENUE. During the three months ended June 30, 2008, the Company recognized revenue of $1,306,882 as compared to revenue of $1,823,005 during the quarter ended June 30, 2007. The decrease in revenues was due in significant part to a reduction in government contracts during 2008. Specifically, in the second quarter of 2007 we recognized revenue from a subcontract funded by DARPA in the amount of $252,665, revenue of $150,869 on a contract with the United States Army, and a subcontract funded by the US Missile Defense Agency in the amount of $ 60,000. We recognized no revenue from these three customers during the second quarter of 2008. While we continue to seek work with U.S. Government defense agencies, we believe that funding for the programs where we might have opportunities has been deferred or reduced as defense spending prioritizes support for ground forces involved in active operations. Product sales increased from $850,000 in the second quarter of 2007 to $932,000 in the second quarter of 2008. This increase in product sales revenue was offset by the Company’s cessation of work for a major medical customer that commenced Chapter 11 proceedings during the first quarter of 2008. In addition, the Company received a development order at the end of the second quarter for development of visible lasers for use in consumer display products. Although the development deliverables were complete as of June 30, 2008, the Company has not recognized revenue from this contract as we are unable to reasonably assure collectability and the payment is due over a period of ten months. We will recognize revenue on this $2,000,000 development contract as the payments are received.

We believe that our expanded product offerings, our entry into the consumer electronics market and opportunities in the defense and medical markets offer potential for significant growth. We channeled significant resources into developing products for the consumer electronics market in the second quarter of 2008. However, the opportunities in this market are at an early stage and we did not recognize significant revenues from that market sector during the quarter. Our ability to grow our revenues is subject to significant risks including, without limitation, our limited financial resources, our limited marketing budget, the limited track record for our products, difficulties encountered in trying to displace incumbent products and technologies, the long sales and qualification process required for our products and the risk that our competitors will develop products that diminish or eliminate any technological advantages of our products. In addition, our ability to grow our revenues could be adversely affected by uncertain economic conditions, financial difficulties encountered by some of our customers and shifting defense priorities.

COST OF REVENUE; GROSS PROFIT. Cost of revenue, which consists of direct labor, overhead and material costs, was $888,711 or 68% of revenues for the quarter ended June 30, 2008 as compared to $960,162 or 53% of revenues for the quarter ended June 30, 2007. As a percentage of revenue, cost of sales increased as we saw a drop in non-recurring engineering revenues and revenues from government programs, both of which typically have higher margins than sales of existing products. Gross profit was also adversely impacted as a result of allocating our fixed costs over a lower number of units sold. As a result of the foregoing, gross profit was $418,171 for the three months ended June 30, 2008 as compared to $862,843 for the three months ended June 30, 2007.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material and overhead, totaled $1,437,527 for the three months ended June 30, 2008, as compared to $1,060,761 for the three months ended June 30, 2007. This increase in research and development spending is attributable to additional costs incurred as we develop new products for the consumer electronics markets. We currently expect research and development costs to increase moderately as we seek to maintain our technological edge and develop new products for various applications.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $2,504,629 for the quarter ended June 30, 2008, as compared to $1,407,889 for the quarter ended June 30, 2007. This year-over-year increase in selling, general and administrative costs is a result of several factors including approximately $350,000 in sales and marketing costs, and $720,000 in investor relations costs. Management has undertaken to curtail some of the more costly investor relations activities in the coming quarters. , We have also implemented certain other cost reductions; including a reduction in force and salary reductions, and as a result expect selling, general and administrative costs to decrease in future periods.

OTHER INCOME AND EXPENSE. Other Income and Expense includes interest expense of $3,327,041for the three months ended June 30, 2008 compared to $2,012,187 in the second quarter of 2007. The increase in interest expenses includes the amortization of loan discounts of $2,691,297 and $1,517,099 for the second quarters of 2008 and 2007 respectively. This increase in interest expense relates to the loan discount amortization and cash interest paid to holders of debentures that were issued in April 2007, May 2007 and May 2008. Other income includes $2,330,673 for the change in fair value of the embedded derivative liability during the three months ended June 30, 2008, compared to $20,054,927. The change in fair value during the second quarters of 2007 and 2008 was primarily caused by a decrease in our stock price from the date of issuance to June 30, 2007 and from March 31, 2008 to June 30, 2008. The conversion feature and detached warrants have been bifurcated and are treated as embedded derivatives.

The determination of the change in value of the embedded derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on the price of our shares and the time remaining in the life of the underlying financial instruments, as well as the probability of certain events that would trigger a reset of the conversion or exercise price of the derivatives. Increases in our stocks market price increases the value of the derivative creating losses in our income statement and increasing the derivative liability on our balance sheet while decreases in our stock’s market value reduces the value of the derivatives, creating gains in our income statements and decreasing the derivative liability on our balance sheet.

Other Expenses includes $162,320 of private placement expenses during the second quarter of 2008 compared to $17,740,180 in the second quarter of 2007. Private placement expenses in the second quarter of 2008 includes $147,320 for placement fees that were paid in convertible debentures. Private placement fees in the second quarter of 2007 included a cash fee of $1,148,160 and the value of warrants and the beneficial conversion feature of the April and May 2007 debentures in excess of the face amount of the debentures.

NET LOSS. As a result of the foregoing factors, QPC had a net loss of $4,662,236 for the quarter ended June 30, 2008 as compared to a net loss of $1,236,273 for the quarter ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

REVENUE. During the six months ended June 30, 2008, the Company recognized revenue of $2,955,076 as compared to revenue of $2,929,584 during the six months ended June 30, 2007. While revenues were relatively flat, there was a decrease in government contract revenue of $802,000 during the period, offset by an increase in product sales revenue including non-recurring engineering revenue of $828,000. Specifically, in the six months ended June 30, 2007 we recognized revenue from a subcontract funded by DARPA in the amount of $288,000, revenue of $269,000 from a contract funded by the United States Army, and a subcontract funded by the US Missile Defense Agency in the amount of $360,000. These contracts did not continue into subsequent phases and we recognized no revenue from these customers during the six months ended June 30, 2008.

COST OF REVENUE; GROSS PROFIT. Cost of revenue, which consists of direct labor, overhead and material costs, was $1,739,804 or 59% of revenues for the six months ended June 30, 2008 as compared to $1,815,943 or 62% of revenues for the six months ended June 30, 2007. As a percentage of revenue, cost of sales decreased as a result of increased non-recurring engineering revenue recorded in the first quarter of 2008 related to the completion of development of the initial phase of a development contract for a medical customer. This increase in gross profits for the six month period was partially offset by lower revenues from development contracts in the second quarter of 2008. As a result of the foregoing, gross profit was $1,215,272 for the six months ended June 30, 2008 as compared to $1,113,641 for the six months ended June 30, 2007.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs which consist of salaries, professional and technical support fees, material and overhead, totaled $2,864,060 for the six months ended June 30, 2008, as compared to $2,073,560 for the six months ended June 30, 2007. This increase in research and development spending is attributable to additional costs incurred as we develop new products including visible lasers for use in consumer electronic devices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses totaled $5,158,370 for the first half of 2008, as compared to $2,624,413 for the first half 2007. This year-over-year increase in selling, general and administrative costs is a result of several factors including approximately $719,000 in sales and marketing costs as we expanded our sales and marketing staff; $1,300,000 in investor relations costs, as well as newsletters and brochures to prospective investors; $78,000 in option compensation expense; and $168,000 in additional employee costs including payroll and benefits.

OTHER INCOME AND EXPENSE. Other Income and Expense includes interest expense of $6,280,919 for the six months ended June 30, 2008 compared to $2,480,586 in the first half of 2007. The increase in interest expenses includes the amortization of loan discounts of $5,011,126 and $1,757,320 for the first half of 2008 and 2007 respectively. This increase in interest expense relates to the loan discount amortization and cash interest paid to holders of debentures that were issued in April 2007, May 2007 and May 2008. Other income/(expenses) includes a loss of $596,983 for the change in fair value of the embedded derivative liability during the six months ended June 30, 2008, compared to a gain of $20,054,927 during the first half of 2007. The change in fair value during the second quarter of 2007 was primarily caused by a decrease in our stock price from the date of issuance to June 30, 2007 and the increase in the fair value during the first of 2008 was caused by a slight increase in our stock price from December 31, 2007 to June 30, 2008. The conversion feature and detached warrants have been bifurcated and are treated as embedded derivatives.

The determination of the change in value of the embedded derivatives requires the use of a complex valuation model and can fluctuate significantly between periods based on the price of our shares and the time remaining in the life of the underlying financial instruments, as well as the probability of certain events that would trigger a reset of the conversion or exercise price of the derivatives. Increases in our stocks market price increases the value of the derivative creating losses in our income statement and increasing the derivative liability on our balance sheet while decreases in our stock’s market value reduces the value of the derivatives, creating gains in our income statements and decreasing the derivative liability on our balance sheet.

Other Expenses includes $162,320 of private placement expenses during the six months ended June 30, 2008 compared to $17,740,180 in the six months ended June 30, 2007. Private placement expenses in the 2008 includes $147,320 for placement fees that were paid in convertible debentures. Private placement fees in the second quarter of 2007 included the value of warrants and the beneficial conversion feature of the April and May 2007 debentures in excess of the face amount of the debentures.

NET LOSS. As a result of the foregoing factors, QPC had a net loss of $13,772,140 for the six months ended June 30, 2008 as compared to a net loss of $3,649,479 for the six months ended June 30, 2007.

CASH FLOWS FROM OPERATING ACTIVITIES. Our net loss has been significantly impacted by non-cash items including the amortization of loan discount and the change in fair value of embedded derivative liability. During the six months ended June 30, 2008, we had a negative cash flow from operations of approximately $7,400,000, an increase of approximately $2,600,000 as compared to our negative cash flow from operations of approximately $4,800,000 in the six months ended June 30, 2007. The increase in negative cash flow is related to increased research and development spending and purchase of additional inventory to prepare for the fulfillment of several customer orders and for materials for the development of visible lasers for use in consumer electronic devices, and an increase in selling, general and administrative expenses as discussed above. In addition, interest payments for the first half of 2008 totaled $1,269,793 compared to $676,572 during the first half of 2007. We do not anticipate becoming cash flow positive in the immediate future.

Liquidity and Capital Resources

We require additional funding to sustain our operations. The funds we raised through the recent financings discussed below have in large part been expended to support our continuing operations, and we do not expect to become cash flow positive in the next 12 months. We are actively exploring a number of strategic alternatives to increase our cash resources and to establish strategic partnerships which might enhance our ability to pursue our business objectives. However, these discussions are at an early stage and we do not know if we will be successful in these efforts. If we are not successful, we will not be able to sustain our current business operations.

We continue to operate with a negative cash flow from operations, and have depended upon external financing to maintain our operations. QPC lost $13,772,140 during the six months ended June 30, 2008 and has a cumulative deficit of $74,989,097 at June 30, 2008. Our negative cash flow from operations during the six months ended June 30, 2008 was $7,401,208. We currently anticipate that we will continue to have a negative cash flow from operations for at least the next 12 months.

We do not have sufficient funds or sources of liquidity to meet our debt obligations that mature in 2009. Those obligations are in excess of $25 million, and even if all of the Secured Debentures are converted, our payment obligation on our outstanding debt in 2009 will be nearly $6 million. The Secured Debentures issued in April and May 2007 are secured by all of our shares in Quintessence Photonics Corporation, the operating subsidiary which owns all of our operating assets. In addition, all of our assets and intellectual property is pledged as collateral on certain indebtedness. As a result, it may be difficult or impossible for us to borrow money as we have no collateral to provide for any loan.

Our current obligations require us to make the following payments over the next five years including principal and interest:

Payments by Period

	Remainder of 2008	2009	2010 and Beyond
Subordinated Secured Notes Payable	49,399	—	—
Finisar Secured Note Payable	508,208	5,653,408	—
Secured Equipment Financing	131,940	178,180	221,250
April 2007 Secured Debentures	264,916	7,401,150	—
May 2007 Secured Debentures	278,356	10,456,914	—
2008 Debentures Tranche I	110,478	220,958	2,430,537
2008 Debentures Tranche II	17,776	35,552	391,072
Total	$1,361,073	$23,946,162	$3,042,859

During July 2008, holders of our April and May Debentures converted $881,254 of principal into 839,290 shares of common stock. These conversions reduce the amount of principal that is to be repaid to the debenture holders by the Company during 2009. The table above reflects these conversions and the reduction in principal that is no longer outstanding.

In addition, certain Debenture holders agreed to defer the payment of interest due under the Debentures on July 1, August 1 and September 1, 2008. In consideration for the deferral of interest payments, the Company has issued to each debenture holder a number of shares of common stock equal to three shares for each dollar of interest being deferred by such holder. As of July 30, 2008, the aggregate amount of deferred interest for these three months was $304,029 and the aggregate number of shares issuable in consideration for the agreement to defer interest was 912,088.

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

In the third quarter of 2003, we raised a second round of equity financing. Finisar converted the $5 million remaining principal balance on their term loan into our Series B Preferred Stock and we raised an additional $2.8 million in new cash. The price per share of Series B Preferred Stock was $3.118998. Three of the five members of the Board of Directors at that time, founders Dr. Ungar and Mr. Lintz and independent director, Dr. Israel Ury, each purchased preferred stock in the Series B round of financing. As a condition to Finisar’s investment in Series B Preferred Stock, we granted Finisar a non-exclusive royalty free perpetual license to our existing and future intellectual property pursuant to a certain License Agreement, dated September 16, 2003, by and between Quintessence and Finisar (“License Agreement”). The License Agreement allowed for termination by us by paying a fee on or before September 18, 2008. We subsequently terminated the license by issuing a promissory note in the amount of $6 million to Finisar as of September 18, 2006. As of June 30, 2008, the outstanding principal balance of the Finisar secured note was $5,480,401.

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

Purchasers in the Brookstreet Tranche I and Tranche II were granted registration rights. The Company filed and later withdrew, prior to effectiveness, a registration statement filed on behalf of the Brookstreet investors. The shares of common stock purchased in these transactions are currently eligible for sale under rule 144, and none of the Brookstreet investors are currently seeking registration of their shares.

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

In April 2007, we issued to certain investors secured convertible debentures in the aggregate principal amount of $7,976,146 at an original issue discount of 10%. The April Secured Debentures are convertible into shares of the Company’s common stock at an initial conversion price of $1.05 per share, subject to certain adjustments. In addition, the Company issued to the investors five year warrants to purchase up to 11,394,494 shares of the common stock at an exercise price of $1.05 per share, subject to certain adjustments. The aggregate purchase price for the April Secured Debentures and the warrants was $7,178,531.

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

During May 2008, the Company entered into securities purchase agreements with certain investors (the “2008 Investors”), pursuant to which the Company agreed to issue to the Investors secured convertible debentures in the aggregate principal amount of up to $3,888,500 at an original issue discount of 10% (the “2008 Secured Debentures”). The 2008 Secured Debentures are convertible into shares of the Company’s common stock (the “Common Stock”) at an initial conversion price of $1.05 per share, subject to customary adjustments including full-ratchet and other standard anti-dilution protection. The first closing under the Securities Purchase Agreement occurred on May 19, 2008, on which date the Company issued an aggregate of $2,209,579 in principal amount of the 2008 Secured Debentures and warrants to acquire 4,208,726 shares of Common Stock, for an aggregate purchase price of $1,988,820 of which $1,822,500 was received in cash and $19,000 was received in the form of a promissory note. The remaining balance of $147,320 represents TR Winston & Company’s (“TRW”) fee for services rendered as placement agent for this financing. TRW received payment of such fee in the form of a Secured Debenture for the principal amount of $163, 673 and Warrants to purchase 311, 757 shares of common stock of the Company. In addition, TRW received warrants to purchase 631,309 shares of common stock in connection with this financing.

In connection with the May 2008 Debenture Offering, the Company granted warrants to purchase 4,208,726 shares of common stock to the 2008 Investors and warrants to purchase 631,309 shares of common stock to the dealers in that offering. All of the above warrants have an initial exercise price of $1.05 per share, subject to adjustments as set forth therein, and expire five years from the date of issuance.

On July 8, 2008, the Company completed a second closing under the 2008 Secured Debenture offering by entering into a securities purchase agreement, dated as of July 8, 2008, with the investor signatories thereto (“Tranche II Investors”), pursuant to which the Company issued to Tranche II Investors an aggregate of $355,520 in principal amount of the Secured Debentures and Warrants to acquire 677,181 shares of Common Stock, for an aggregate purchase price of $320,000 which was received in cash. In connection with placement agent services in Tranche II, the Company will pay a placement agent fee of $25,600 in cash and Warrants to acquire 101,577 shares of Common Stock.

The terms and conditions of the Secured Debentures and Warrants issued in Tranche II are substantially identical to those issued in Tranche I which closed on May 19, 2008 (see above).

On August 4, 2008, the Board of Directors approved a resolution to offer holders of warrants that are not subject to adjustments in exercise price or that are subject to a limited adjustment of the exercise price, the ability to adjust their exercise price to equal the exercise price of the April 2007, May 2007, May 2008 and July 2008 Warrants respectively if and when the exercise price on those warrants are reset to a lower price. The offer is subject to the holder’s agreement to not exercise on a cashless or net exercise basis for six months after the adjustment, or after six months after the adjustment  to the extent that the Company has an effective registration statement covering the shares underlying the warrants.

Capital Expenditures

From January 1, 2008 to June 30, 2008, we spent approximately $118,029 on manufacturing equipment, office equipment, computer equipment and software, and furniture. We expect our capital expenditures to increase based on the growth of our operations, and increased orders and personnel. We had planned to expand our manufacturing area by up to 10,000 square feet in order to meet anticipated growth in our sales during 2008. Our facility has warehouse space that is contiguous to our present manufacturing area which we plan to use for the manufacturing area expansion. We expect the expansion to cost in the range of $1 million to $3 million, However, our expansion plans are contingent on, among other things, raising the necessary capital to pay for the expansion.

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its consolidated financial statements.

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

RISKS OF THE BUSINESS

We do not have sufficient funds to continue our operations beyond the next few months. We currently operate on a negative cash flow basis and we have largely used the funds raised in prior financings to sustain our operations. We do not expect our cash flow from operations to become positive during the next 12 months. As a result, we will require additional funding to continue our operations. We are actively exploring a number of strategic alternatives to increase our cash resources and to establish strategic partnerships that might enhance our ability to pursue our business objectives. However, such discussions are at an early stage and we do not know if we will be successful in these efforts. We have also taken a number of steps to reduce our operating expenses, including a reduction in force, salary reductions and deferral of certain interest and lease payments. Nonetheless, our ability to continue in business will depend upon securing additional funding or a strategic business relationship in the immediate future.

We do not have sufficient revenues to service our debt. As of July 31, 2008, we had $25,298,696 of debt secured by our fixed assets and intellectual property. Of this amount, $7,101,254 accrues interest at a rate of 10% per annum and requires monthly interest payments until April 2009, when the balance is due in full; $9,844,871accrues interest at a rate of 10% per annum and requires monthly interest payments until May 2009 when the balance is due in full; $28,700 accrues interest at a rate of 10% per annum and requires monthly payments until September 30, 2008; $5,423,684 accrues interest at a rate of 10% per annum and requires monthly payments until September 18, 2009 at which time the balance of $5,031,872 is due and payable; $2,209,579 accrues interest at a rate of 10% per annum and requires monthly interest payments until May 2011 when the balance is due in full; $355,520 accrues interest at a rate of 10% per annum and requires monthly interest payments until July 2011 when the balance is due in full; and $335,088 accrues interest at a rate of 33.65% and requires monthly payments until January 2012. If we are unable to service our debt, our assets, including our patents and other intellectual property, may be subject to foreclosure. Accordingly, if the Secured Debentures are not converted we will default unless we are able to raise additional funds through the sale of new securities. It is our expectation that most or all of the Secured Debentures and Convertible Notes will be converted into shares of common stock. However, we can not predict how many Secured Debentures and Convertible Notes will be converted and, even if all the Secured Debentures and Convertible Notes are converted, we will still owe more than $5,800,000 in 2009. We do not currently have the ability to service this debt without obtaining additional cash resources. If we are unable to service our debt, our assets, including our patents and other intellectual property, may be subject to foreclosure and our common stock may become worthless. We are currently exploring a number of alternatives to address our inability to service our debt. A number of these alternatives would require the consent of 67% or our Secured Debentures and will also require the consent of 67% of the Convertible Notes. We do not know if such consents can be obtained, or if an acceptable financing plan can be implemented to enable us to service our outstanding debt. In addition, if our revenues fail to increase sufficiently, our debt service requirements may reduce our working capital and, therefore, adversely affect our ability to operate our business.

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

Most of the funds we raised in recent financings have been used to sustain our operations and we need to raise additional funds to continue operations and to meet our debt obligations as discussed above.

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

Failure to collect our accounts receivable will diminish our cash resources, resulting in increased reliance upon outside sources of financing to meet our cash requirements. At June 30, 2008, we had accounts receivable of approximately $2,500,000, with an average age of 78 days. During the quarter ended March 31, 2008, we recorded an allowance for doubtful accounts of $225,000 in connection with the bankruptcy filing of one of our major customers. We believe that financial difficulties and credit constraints faced by some of our customers may result in additional allowances for doubtful accounts. As an emerging company seeking to establish new customer relationships, we generally do not impose strict credit requirements for new customers, nor do we generally require deposits or stand-by letters of credit before accepting purchase orders. As a result, we may face an elevated risk of non-payment or slow payment from certain customers, particularly during difficult economic times. At June 30, 2008, three customers accounted for a total of 55% of the accounts receivable balance, and each of these customers individually accounted for more than 10% of the accounts receivable balance. Failure to timely collect our accounts receivable will result in our having less cash available to fund our operations and will increase our dependence upon outside sources for financing.

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

We depend on a limited number of customers for a substantial portion of our revenue, and the loss of, or a significant reduction in orders from, any key customer could significantly reduce our revenue. The loss of any of our key customers, or a significant reduction in sales to any one of them, could significantly reduce our revenue and adversely affect our business. Three large customers accounted for 62% and 39% of our total revenue for the first six months of 2008 and 2007, respectively.  The largest three customers were different customers during the first quarter of 2008 compared to the first quarter of 2007, except for one customer which accounted for 21% and 17% of our revenue for the six months ended June 30, 2008 and 2007, respectively.  In 2007, four customers accounted for 33% of our total revenue.   As an emerging company, we are dependent on sales to certain large customers, some of whom are in turn development stage companies. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to these customers, as well as the ability of these customers to sell products that utilize our technologies and products. In the future, these customers may decide not to incorporate our technologies for use in their systems, purchase fewer products than they did in the past or alter their purchasing patterns. The loss of, or a significant reduction in purchases by, any of our major customers could adversely affect our business, financial condition, results of operations and cash flows.

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

MARKET RISKS.

Our current shareholders may suffer substantial dilution as a result of a reduction in the conversion price for our outstanding Secured Debentures and Convertible Notes. The conversion price of the Secured Debentures may be adjusted downward as a result of the Company’s failure to meet the revenue milestone for the six months ended June 30, 2008. Under the terms of the Secured Debentures, the conversion price will be adjusted to the market price of our common stock on the fifth trading day following the filing of this Report on Form 10-Q if such price is lower than the current conversion price of $1.05 per share. On August 11, 2008, our stock closed at $0.33 per share. Moreover, if the conversion price of our Secured Debentures is reduced, then the conversion price of our Convertible Notes will be reduced to the same conversion price. If our stock price is unchanged between August 11 and August 21, then, as a result of the reduction in the conversion price, we would be required to issue an additional 40,602,440 shares of common stock if all of the outstanding Secured Debentures and Convertible Notes were converted.

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. Prior to the Share Exchange in May 2006, QPC’s shares were not publicly traded. Through this Share Exchange, QPC has essentially become public without the typical initial public offering procedures which usually include a large selling group of broker-dealers who may provide market support after going public. Thus, we have undertaken efforts to develop market recognition for our stock. As of July 31, 2008, we had approximately 3,100 stockholders and our market capitalization was approximately $28,200,000. As a result, there is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

Future sales of our equity securities could put downward selling pressure on our stock and adversely affect the stock price. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our stock and adversely affect the market price of our common stock. This downward pressure could be magnified as a result of the large number of shares issuable upon the exercise of outstanding warrants, the conversion of our convertible debt and the exercise of outstanding options. We have filed a registration statement that has been declared effective with respect to the shares issuable upon conversion of our Secured Debentures. Certain of our outstanding warrants, including the warrants issued in connection with the April 2007 Debenture Offering and the May 2007 Debenture Offering, have registration rights. As of July 31, 2008, 43,831,576 shares of our common stock are issuable upon exercise of warrants at an exercise price ranging between $1.05 to $1.50, 18,609,452 shares of our common stock are issuable upon the conversion of our convertible debt at a conversion price of $1.05 and 4,912,666 shares of our common stock are issuable upon exercise of options. In order to meet our on-going cash requirements, we might restructure our current debt in a manner that would increase the number of shares issuable upon conversion of the Secured Debentures. In addition, any restructuring might increase the likelihood that current holders of our Secured Debentures and warrants will exercise their rights to acquire shares of our common stock. Moreover, the notes and warrants being offered in the Convertible Note Financing may be converted into, or exercised for shares of our common stock. We might issue additional securities that could be converted into, or exercised to acquire, shares of our common stock. The prospect of such additional shares being sold into the market could result in further downward pressure on our stock price.

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

Our executive officers and directors beneficially own or control at least 13% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your shares. We estimate that approximately 13% of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Such concentrated control of the Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, certain provisions of Nevada law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of the Company.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Please see the Company’s Current Report on Form 8-K filed on May 20, 2008, as amended by Form 8-K/A filed on June 23, 2008 and as amended by Form 8-K/A filed on July 8, 2008.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2008 Annual Meeting of Stockholders on May 8, 2008 (the “Annual Meeting”). The matters voted upon at the Annual Meeting and the results of the voting as to each such matter are set forth below:

(A) The following individuals were elected as directors of the Company to serve for a one-year term until the 2009 Annual Meeting of the stockholders or until their successors are duly elected and qualified.

Director	Votes For	Votes Against or Withheld
Robert V. Adams	22,732,710	33,462
General Merrill A. McPeak	22,652,710	112,462
Israel Ury	22,731,635	33,537
George Lintz	22,732,135	33,037
Jeffery Ungar	22,734,920	33,537

(B) Approval of an amendment to the Articles of Incorporation of the Company to change the Company’s name to QPC Holdings, Inc.

Votes For	Votes Against	Number of Abstentions
22,261,094	427,878	76,200

(C) Approval of an amendment to the Company’s 2006 Stock Incentive Plan to increase the maximum number of issuable shares under the plan to 11,400,000 shares of common stock of the Company.

Votes For	Votes Against	Number of Abstentions*
9,618,676	3,418,275	95,710

(D) Ratified the appointment of Weinberg & Company P.A. as the Company’s independent auditors for fiscal year 2007.

Votes For	Votes Against	Number of Abstentions
22,563,755	164,117	37,300

* In addition there were 9,632,511 broker non-votes.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Description of Document

2.1	Share Exchange Agreement by and among Quintessence, the Company, the stockholders of Quintessence, and Julie Morin dated May 12, 2006 (1)

3.1	Articles of Incorporation of QPC Lasers, Inc. as filed with the State of Nevada, as amended. (1)

3.2	Bylaws of QPC Lasers, Inc. (1)

4.1	Registration Rights Agreement (2)

4.2	Form of Investor Warrant (2)

4.3	Form of Placement Agent Warrant (2)

4.4	Form of Warrant dated September 2005 (3)

4.5	Form of Amended and Restated Warrant dated May 2004 (3)

4.6	Form of Warrant dated April 2005 (3)

4.7	Form of Consultant Warrant (3)

4.8	Form of Promissory Note, as amended (4)

4.9	Form of Warrant issued on or about January 25, 2006 (4)

4.10	Secured Promissory Note dated September 18, 2006, issued by Quintessence to Finisar (6)

4.11	Form of Subordinated Secured Note dated as of August 1, 2005 (4)

4.12	Form of Warrant issued in connection with Subordinated Secured Note (4)

4.13	Form of Senior Secured Note dated as of May 24, 2004 (4)

4.14	Form of Warrant issued in connection with Senior Secured Note (“Original Senior Secured Warrant”) (4)

4.15	Form of Amended and Restated Warrant amending the Original Senior Secured Warrant (4)

4.16	Form of First Amendment to Senior Secured Note dated as of March 24, 2005 (4)

10.1	2006 Stock Option Plan (2)

10.2	Bridge Loan Agreement (2)

10.3	Real Property Lease (2)

10.4	License Agreement dated September 16, 2003 by and between Quintessence and Finisar (2)

10.5	Form of Subscription Agreement (2)

10.6	Lock-up Agreement by the Company and George Lintz (3)

10.7	Lock-up Agreement by the Company and Jeffrey Ungar (3)

10.8	Purchase Agreement between Rafael Ltd. and the Company dated June 6, 2005 (3)

10.9	Subcontract Agreement effective as of June 2, 2006 by and between the Company and Fibertek, Inc. (3)

10.10	Agreement of Collaboration dated April 27, 2006 between the Company and Telaris, Inc. (3) *

10.11	Consulting Agreement by and between Quintessence and Capital Group Communications, Inc. dated as of April 3, 2006 (4)

10.12	Loan Agreement by and among Quintessence and Jeffrey Ungar and George Lintz dated as of November 25, 2005 (4)

10.13	First Amendment to Loan Agreement by and among Quintessence and Jeffrey Ungar and George Lintz dated as of January 25, 2006 (4)

10.14	Security Agreement by and among Quintessence and M.U.S.A. Inc., Jeffrey Ungar and George Lintz dated as of August 1, 2005 (4)

10.15	License Termination Agreement dated September 18, 2006, by and between Quintessence and Finisar (6)

10.16	Security Agreement dated September 18, 2006, by and between Quintessence and Finisar (6)

10.17	Form of Series C Preferred Stock Offering (Tranche I) Subscription Agreement (4)

10.18	Form of Series C Preferred Stock Offering (Tranche II) Subscription Agreement (4)

10.19	Security Agreement by and between Quintessence and DBA Money USA, as collateral agent, dated as of August 1, 2005 (4)

10.20	Loan Agreement by and among the Quintessence and senior secured lenders dated as of May 21, 2004 (4)

10.21	Security Agreement by and between the Company and DBA Money USA, as collateral agent, dated as of May 21, 2004 (“Security Agreement regarding Senior Secured Notes”) (4)

10.22	First Amendment to Loan Agreement by and among Quintessence and senior secured lenders dated as of March 24, 2005 (4)

10.23	First Amendment to Security Agreement regarding Senior Secured Notes dated as of March 24, 2005 (4)

10.24	Phase II Award/Contract dated as of March 24, 2006 by and between the U. S. Army and the Company (7) **

10.25	April Securities Purchase Agreement (8)**

10.26	Form of April Secured Debenture (8)

10.27	Form of April Warrant (8)

10.28	April Registration rights Agreement (8)

10.29	April Security Agreement (8)

10.30	May Securities Purchase Agreement**

10.31	Form of May Secured Debenture (9)

10.32	Form of May Warrant (9)

10.33	May Registration Rights Agreement (9)

10.34	May Security Agreement (9)

10.35	Intercreditor Agreement (9)

10.36	Transaction Fee Agreement by and between the Company and T.R. Winston & Company, LLC*

10.37	Joint Development and Supply Agreement by and between the Company and Asian Optical Co., Inc., dated November 21, 2007 (10)**

10.38	May 2008 Securities Purchase Agreement dated as of May 15, 2008 by and among the Company and each buyer identified on the signature pages (11)

10.39	Form of May 2008 Secured Debenture dated as of May 19,2008 (11)

10.40	Form of May 2008 Warrant issued on May 19,2008 (11)

10.41	May Security Agreement dated as of May 19, 2008 by and among the Company and the holders of the Company’s 10% Secured Convertible Debentures due May 19, 2011identified on the signature pages (11)

10.42	Subordination Agreement executed by each holder of the Company’s 10% Secured Convertible Debentures due May 19, 2011identified on the signature pages (11)

10.43	Subsidiary Guarantee made by the Company and its Subsidiaries in favor of each holder of the Company’s 10% Secured Convertible Debentures due May 19, 2011identified on the signature pages (11)

10.44	Lock Up Agreement made by the Company and each officer and director of the Company (11)

10.45	Waiver and Amendment Agreement by and among the Company, and certain holders of the April 2007 and May 2007 Secured Debentures (11)

10.46	Development and Royalty Agreement, dated June 30, 2008, by and among the Company, Quintessence and Customer (12) *

10.47	Letter Agreement, dated July 21, 2008, between the Company and Jeffrey E. Ungar (13)

10.48	Letter Agreement, dated July 21, 2008, between the Company and George Lintz (13)

10.49	Letter Agreement, dated July 21, 2008, between the Company and Paul T. Rudy (13)

10.50	Letter Agreement, dated July 21, 2008, between the Company and Blima Tuller (13)

10.51	Form of Conversion Cap Waiver Agreement (13)

16.1	Letter on change of certifying accountant, dated November 7, 2006 from Bagell Josephs, Levine & Company, L.L.C. to the Commission (5)

21.1	Subsidiaries of the Company (8)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

(1)	Filed with the Registrant’s Current Report on Form 8-K filed on May 12, 2006

(2)	Filed with the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 filed on August 15, 2006

(3)	Filed with the Registrant’s Registration Statement on Form SB-2 filed on September 18, 2006

(4)	Filed with the Registrant's Amendment No. 2 to the Registration Statement on Form SB-2 filed on December 1, 2006

(5)	Filed with the Registrant’s Current Report on Form 8-K filed on November 8, 2006

(6)	Filed with the Registrant’s Current Report on Form 8-K filed on November 2, 2006

(7)	Filed with the Registrant’s Registration Statement on Form SB-2/Pre-Effective Amendment No. 3 filed on January 26, 2007

(8)	Filed with Registrant’s Current Report on Form 8-K on April 20, 2007

(9)	Filed with Registrant’s Current Report on Form 8-K on May 31, 2007

(10)	Filed with Registrant’s Current Report on Form 8-K on November 30, 2007

(11)	Filed with Registrant’s Current Report on Form 8-K on May 20, 2008

(12)	Filed with Registrant’s Current Report on Form 8-K on July 3, 2008

(13)	Filed with Registrant’s Current Report on Form 8-K on July 21, 2008

(14)	Filed herewith.

(*)	Confidential treatment requested as to portions of the Exhibit. Omitted materials filed separately with the Commission.

(**)	Confidential treatment requests have been granted by the Commission. Omitted materials filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2008	QPC Lasers, Inc.

/s/ George Lintz
George Lintz
Chief Operating Officer, Chief Financial Officer

/s/ Jeffrey Ungar
Jeffrey Ungar Chief Executive Officer